Form 10-Q
period 1996-03-31
SHERIDAN HEALTHCARE INC
filed 1996-05-15
CIK 946489

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                                   (Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                   For the transition period from          to
                                                  ---------   -----------

                         ******************************


                         Commission File Number 0-26806


                           SHERIDAN HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                       04-3252967
          (State or other jurisdiction of      (IRS Employer ID Number)
           incorporation or organization)


           4651 SHERIDAN STREET, SUITE 400, HOLLYWOOD, FLORIDA 33021 (Address of principal executive offices, including zip code)


                                  954/987-5822
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   --       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of outstanding shares of the issuer's classes of common stock as of the latest practicable date.

As of May 1, 1996, there were 6,430,946 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
         ---------------------
ITEM 1:  FINANCIAL STATEMENTS


                          SHERIDAN HEALTHCARE, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       1996                  1995
                                                                                     ---------           -----------
                                                                                    (UNAUDITED)
                                             ASSETS

Current assets:
  Cash and cash equivalents .....................................................     $   664             $   --
  Accounts receivable, net of allowances ........................................      16,224              11,040
  Income tax refund receivable ..................................................         760                 760
  Other current assets ..........................................................       1,817               1,029
                                                                                      -------             -------
      Total current assets ......................................................      19,465              12,829
 Property and equipment, net of accumulated depreciation ........................       5,064               3,767
 Goodwill, net of accumulated amortization ......................................      59,751              45,417
 Intangible assets, net of accumulated amortization .............................       1,977               2,360
                                                                                      -------             -------
      Total assets ..............................................................     $86,257             $64,373
                                                                                      =======             =======


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................     $   831             $   357
  Amounts due for acquisitions ..................................................       1,176                 559
  Accrued salaries and benefits .................................................       2,264               2,236
  Self-insurance accruals .......................................................       2,131               1,615
  Refunds payable ...............................................................       1,518                 910
  Income taxes payable ..........................................................         296                 --
  Other accrued expenses ........................................................       2,210               1,883
  Current portion of long-term debt .............................................      22,114                 970
                                                                                      -------             -------
      Total current liabilities .................................................      32,540               8,530
Long-term debt ..................................................................       2,012              11,365
Amounts due for acquisitions ....................................................       2,760               1,809
Stockholders' equity:
  Preferred stock, par value $.01; 5,000 shares authorized, none issued .........         --                  --
  Common stock, par value $.01; 31,000 shares authorized:
    Voting;  6,431 and 5,773 shares issued and outstanding ......................          64                  58
    Class A non-voting;  297 shares issued and outstanding ......................           3                   3
  Additional paid-in capital ....................................................      61,137              55,720
  Excess purchase price distributed to management stockholders ..................      (7,541)             (7,541)
  Retained earnings (deficit) ...................................................      (4,718)             (5,571)
                                                                                      -------             -------
      Total stockholders' equity ................................................      48,945              42,669
                                                                                      -------             -------
      Total liabilities and stockholders' equity ................................     $86,257             $64,373
                                                                                      =======             =======

                           See accompanying notes.

                          SHERIDAN HEALTHCARE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                     ------------------
                                                                                                     1996          1995
                                                                                                     ----          ----

Net revenue ....................................................................................    $19,854        $14,853
Operating expenses:
  Direct facility expenses .....................................................................     14,446         10,711
  Provision for bad debts ......................................................................        675            555
  Salaries and benefits ........................................................................      1,550          1,063
  General and administrative ...................................................................      1,016            535
  Amortization .................................................................................        551            445
  Depreciation .................................................................................        210             61
                                                                                                    -------        -------
      Total operating expenses .................................................................     18,448         13,370
                                                                                                    -------        -------
Operating income ...............................................................................      1,406          1,483
Interest expense ...............................................................................        553          1,021
                                                                                                    -------        -------
Income before income taxes .....................................................................        853            462
Income taxes ...................................................................................        --             275
                                                                                                    -------        -------
Net income .....................................................................................    $   853            187
                                                                                                    =======

Dividends on convertible preferred stock .......................................................                       402
                                                                                                                   -------
Net income (loss) attributable to common stockholders ..........................................                   $  (215)
                                                                                                                   =======
Net income (loss) per share ....................................................................    $   .14        $  (.11)
Weighted average shares of common stock and
  common stock equivalents outstanding .........................................................      6,277          2,028

                           See accompanying notes.

                          SHERIDAN HEALTHCARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                        --------------------
                                                                                                        1996            1995
                                                                                                        ----            ----
Cash flows from operating activities:
  Net income .....................................................................................    $    853       $   187
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization .................................................................................         551           445
    Depreciation .................................................................................         210            61
    Provision for bad debts ......................................................................         675           555
    Net interest amortization on subordinated debt ...............................................         --            125
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ...................................................      (1,895)       (1,980)
    Decrease (increase) in other current assets ..................................................        (371)          (88)
    Decrease (increase) in other assets ..........................................................         (42)          (41)
    Increase (decrease) in accounts payable ......................................................         107           (40)
    Increase (decrease) in other accrued expenses ................................................          97          (919)
                                                                                                      --------       -------
      Net cash provided (used) by operating activities ...........................................         185        (1,695)
Cash flows from investing activities:
  Acquisitions of physician practices ............................................................     (10,119)       (2,295)
  Capital expenditures ...........................................................................        (563)         (416)
                                                                                                      --------       -------
      Net cash provided (used) by investing activities ...........................................     (10,682)       (2,711)
Cash flows from financing activities:
  Borrowings on long-term debt ...................................................................      12,032         2,544
  Payments on long-term debt .....................................................................        (871)         (126)
  Dividends on convertible preferred stock .......................................................         --           (402)
  Collection of subscriptions receivable .........................................................         --            150
                                                                                                      --------       -------
      Net cash provided by financing activities ..................................................      11,161         2,166
                                                                                                      --------       -------
Increase (decrease) in cash and cash equivalents .................................................         664        (2,240)
Cash and cash equivalents:
  Beginning of period ............................................................................         --          2,581
                                                                                                      --------       -------
  End of period ..................................................................................    $    664       $   341
                                                                                                      ========       =======

                           See accompanying notes.

                          SHERIDAN HEALTHCARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)


(1) BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at March 31, 1996, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) GOODWILL

Approximately $29.9 million of the total amount of goodwill, net of accumulated amortization, at March 31, 1996 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

Approximately $20.2 million of the total amount of goodwill at March 31, 1996 is related to several acquisitions of office-based physician practices which were completed from September 1994 to February 1996, some of which are discussed in Note 5 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitated arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets.

The remaining $9.7 million of the total amount of goodwill at March 31, 1996 is related to the acquisition of a hospital-based physician practice in March 1996, as discussed in Note 5 below. Such goodwill represents the acquired practice's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, patient lists, and other similar intangible assets.

(3)  INTANGIBLE ASSETS

Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor, deferred acquisition costs, deferred loan costs, and non-compete covenants related to certain acquisitions of physician practices. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from five to seven years.

                          SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4) AMOUNTS DUE FOR ACQUISITIONS

Amounts due for acquisitions includes obligations to the former stockholders of certain office-based physician practices acquired by the Company, which are being paid over the terms of the employment agreements between the Company and the former stockholders, which range from three to five years. It also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later, and a deferred payment in connection with an acquisition of a physician practice in February 1996.

(5)  ACQUISITIONS

In February and March 1995, the Company made four acquisitions of office-based physician practices for an aggregate of $3.1 million in cash and deferred payments. In June 1995, the Company acquired a three-facility primary care practice and, in a related transaction, one of the principal physicians operating the practice assigned a panel services agreement with a health maintenance organization to the Company. The aggregate purchase price for the practice and the assignment was an aggregate of $4.3 million in cash and deferred payments and approximately 35,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

In January and February 1996, the Company made three acquisitions of office-based physician practices for an aggregate of $5.9 million of cash and deferred payments. In March 1996, the Company acquired a hospital-based specialist physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, approximately $14.8 million of the aggregate purchase price was allocated to goodwill, as shown below (in thousands):


                Aggregate purchase price ....................................................  $15,513

                Net assets acquired:
                 Working capital ............................................................    1,426
                 Property and equipment .....................................................    1,004
                 Accrued termination benefits ...............................................   (1,100)
                 Long-term debt .............................................................     (630)
                                                                                               -------
                  Net assets acquired .......................................................      700
                                                                                               -------
                Goodwill related to the acquisitions ........................................  $14,813
                                                                                               =======



The following table summarizes the pro forma consolidated results of operations of the Company as though all of the acquisitions of physician practices discussed above had occurred at the beginning of the period presented. The pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if these acquisitions had actually occurred at the beginning of the period presented, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.

                          SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 -----------------------
                                                                                 1996            1995
                                                                                 ----            ----
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                      PER SHARE DATA)

                Net revenue ...................................................  $22,753        $21,527
                Income before income taxes ....................................    1,082            865
                Net income ....................................................    1,082            396
                Net income per share ..........................................  $   .16        $   --


(6)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1996            1995
                                                                                   ---------     ------------
     Revolving credit facility, maturing in
      February 1997, secured by substantially
      all assets of the Company .................................................  $ 21,732         $9,700
     Capital lease obligations payable in various
      monthly installments, maturing at various
      dates through 1999 ........................................................     2,069          2,035
     Note payable, maturing in March 1996 .......................................       --             600
     Note payable, maturing in April 1996 .......................................       325            --
                                                                                   --------        -------
     Total ......................................................................    24,126         12,335
        Less current portion ....................................................   (22,114)          (970)
                                                                                   --------        -------
                                                                                   $  2,012        $11,365
                                                                                   ========        =======


The Company's revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding sales of assets, liens, guarantees, dividends, etc. and limitations regarding investments, lease obligations and capital expenditures. The Company was in compliance with its loan covenants at March 31, 1996. The additional amount that could be borrowed under the credit facility is determined by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1996, the Company had additional borrowing availability of approximately $5.7 million at March 31, 1996.

(7)  INCOME TAXES

No income tax expense was recorded for the three months ended March 31, 1996 due to the Company's loss carryforward from 1995 for tax purposes. The Company had net deferred tax assets at March 31, 1996. However, the realization of the net deferred tax assets is not more likely than not, due to the Company's loss carryforward. Therefore, a valuation allowance equal to the total net deferred tax assets has been established.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The Company is a physician practice management company which owns and operates office-based primary care, rheumatology and obstetrical practices and provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics and emergency services.
The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company increased the number of physicians affiliated with it from 90 at December 31, 1994 to 203 at March 31, 1996 through several acquisitions of physician practices and the start-up of several new contracts for specialist physician services. The Company made several acquisitions of physician practices during 1995 and during the three months ended March 31, 1996, as described in Note 5 to the accompanying consolidated financial statements. These acquisitions were accounted for as purchases and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              ------------------
                                                                              1996          1995
                                                                              ----          ----
              Net revenue ...............................................     100.0%      100.0%
              Operating expenses:
               Direct facility expenses ................................       72.8        72.1
               Provision for bad debts .................................        3.4         3.7
               Salaries and benefits ...................................        7.8         7.2
               General and administrative ..............................        5.1         3.6
               Amortization ............................................        2.8         3.0
               Depreciation ............................................        1.0         0.4
                                                                              -----       -----
                 Total operating expenses ..............................       92.9        90.0
                                                                              -----       -----
              Operating income .........................................        7.1%       10.0%
                                                                              =====       =====




Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net revenue increased $5.0 million, or 33.7%, from $14.9 million in 1995 to $19.9 million in 1996. Revenue from the Company's office-based practices increased by $2.7 million, from $4.5 million in 1995 to $7.2 million in 1996. This increase was primarily due to several acquisitions of office-based physician practices from February 1995 to February 1996, as described in Note 5 to the accompanying consolidated financial statements. Revenue from specialist physician services contracts increased by $2.3 million, from $10.4 million in 1995 to $12.7 million in 1996. This increase was primarily due to the addition of several new contracts from February 1995 to January 1996, and to the acquisition of a hospital-based specialist physician practice in March 1996, as described in Note 5 to the accompanying consolidated financial statements.

Direct facility expenses increased $3.7 million, or 34.9%, from $10.7 million in 1995 to $14.4 million in 1996. This increase was primarily due to the acquisitions and new specialist physician services contracts as discussed in the preceding paragraph. As a percentage of net revenue, direct facility expenses increased slightly from 72.1% in 1995 to 72.8% in 1996. This increase was primarily due to an increase in the cost of referral specialists and hospital services used by patients served under shared-risk capitation arrangements in certain of the Company's office-based primary care practices.

The provision for bad debts increased $120,000, or 21.6%, from $555,000 in 1995 to $675,000 in 1996. As a percentage of net revenue, the provision for bad debts decreased from 3.7% in 1995 to 3.4% in 1996 primarily due to an increase in the percentage of total net revenue that is comprised of office-based revenue, which has lower bad debt expense than hospital-based revenue.

Salaries and benefits increased $487,000, or 45.8%, from $1.1 million in 1995 to $1.6 million in 1996. This increase was primarily due to the development of the Company's primary care acquisition and management infrastructure, and an increase in its general management organization to support future growth of the Company, which occurred primarily during the second and third quarters of 1995. In addition, the Company incurred approximately $125,000 of severance expense related to certain employees who were terminated during the three months ended March 31, 1996. As a percentage of net revenue, salaries and benefits increased from 7.2% in 1995 to 7.8% in 1996 due to the severance expense noted above.

General and administrative expense increased $481,000, or 89.9%, from $535,000 in 1995 to $1.0 million in 1996. This increase was primarily due to increases in various office expenses to support the increase in the number of employees as discussed above. In addition, the Company incurred approximately $125,000 of expense related to due diligence and contract negotiations in connection with a management services contract with the Municipality of San Juan, Puerto Rico, which was terminated in February 1996. As a percentage of net revenue, general and administrative expense increased from 3.6% in 1995 to 5.1% in 1996 primarily due to an increase in occupancy expenses related to an expansion of the corporate office, and expenses related to the contract with San Juan, Puerto Rico, as discussed above.

Amortization expense increased $106,000, from $445,000 in 1995 to $551,000 in 1996, primarily due to amortization of the goodwill related to several acquisitions of physician practices from February 1995 to March 1996.

Interest expense decreased from $1.0 million in 1995 to $553,000 in 1996 primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during the three months ended March 31, 1996 to finance acquisitions of physician practices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the three months ended March 31, 1996 were to finance acquisitions of physician practices ($10.1 million), to finance increases in accounts receivable ($1.2 million), and to make capital expenditures ($.6 million). The Company met its cash needs during this period primarily through borrowings under its credit facility with NationsBank of Florida, N.A. ("NationsBank Florida") ($12.0 million).

On November 1, 1995, the Company established a new $45 million revolving credit facility with NationsBank Florida. The new credit facility matures on February 28, 1997 and bears interest at NationsBank Florida's prime rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of April 30, 1996, the applicable margin was .625%. There are no principal payments due under the credit facility until the maturity date of February 28, 1997. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank Florida must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

The outstanding balance under the credit facility increased from $9.7 million at December 31, 1995 to $21.7 million at March 31, 1996 primarily due to acquisitions of physician practices completed during the three months ended March 31,

1996. The amount that can be borrowed under the new credit facility is restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1996, the Company had additional borrowing availability of approximately $5.7 million at March 31, 1996. The Company was in compliance with its loan covenants as of March 31, 1996.

In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based specialist physician practice completed in March 1996. See Note 5 to the accompanying financial statements for more information on acquisitions.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net cash used by operating activities was $1.7 million in 1995 compared to $185,000 of cash provided by operating activities in 1996. This was primarily due to a decrease in other accrued expenses of $919,000 in 1995 compared to an increase of $97,000 in 1996, and an increase in net income from $187,000 in 1995 to $853,000 in 1996. The decrease in other accrued expenses in 1995 was primarily due to a $650,000 reduction in income taxes payable due to estimated tax payments for 1994, and a $400,000 reduction in accrued self-insurance due to payments made during the quarter.

Net cash used by investing activities increased from $2.7 million in 1995 to $10.7 million in 1996 primarily due to an increase in cash used for physician practice acquisitions from $2.3 million in 1995 to $10.1 million in 1996.

Net cash provided by financing activities increased from $2.2 million in 1995 to $11.2 million in 1996 primarily due to an increase in borrowings under the bank credit facility from $2.5 million in 1995 to $12.0 million in 1996.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

          From time to time, the Company is party to various claims, suits, and complaints. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 2:  Change in Securities

           None.

Item 3:  Defaults Upon Senior Securities

           None.

Item 4:  Submission of Matters to a Vote of Security Holders

           None.

Item 5:  Other Information

           None.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed as part of this report:


        Exhibit
        Number                            Description
        -------  -------------------------------------------------------

        3.1      Third Amended and Restated Certificate of Incorporation
                 (incorporated herein by reference to the Registration Statement on Form S-1 (No. 33-93290), filed with the Securities and Exchange Commission on June 8, 1995, as amended (the "Form S-1")).

        3.2 Amended and Restated By-laws (incorporated herein by reference to the Form S-1).

        4.1 Specimen certificate for shares of Common Stock of the Company (incorporated herein by reference to the Form S-1).

        4.2 Amended and Restated Stockholders' Agreement by and among the Company and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, Summit Hospital Corporation and the additional parties listed on Schedule B thereto, amended and restated as of June 5, 1995, and effective as of November 28, 1994 (incorporated herein by reference to the Form S-1).

        4.3 Amended and Restated Investment Agreement by and among the Company and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, and the additional parties listed on Schedule B thereto, amended and restated as of June
                 5, 1995, and effective as of November 28, 1994
                 (incorporated herein by reference to the Form S-1).

        4.4 Amended and Restated Stockholders' Agreement by and among the Company and the TA Investors, as defined therein, the NationsBank




                 Investors, as defined therein, Summit Hospital
                 Corporation and the additional parties listed on Schedule B thereto, amended and restated as of June 5, 1995, and effective as of November 28, 1994, dated as of October 27, 1994 (incorporated herein by reference to the Form S-1).

        4.5 Investment and Stockholders Agreement by and among the Company and the Stockholders, as defined therein and listed on Schedule A thereto, dated as of March
                 14, 1996 (incorporated herein by reference to the Form 8-K filed with the Securities and Exchange
                 Commission on March 28, 1996).

       11.1      Statement regarding computation of per share earnings.

       27        Financial Data Schedule (for SEC use only).

         (b) A report on Form 8-K was filed on March 28, 1996 to report a material acquisition completed on March 14, 1996.

                                      12

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SHERIDAN HEALTHCARE, INC.
                                                  (Registrant)


Date:  May 14, 1996                         By: /s/ Dennis L. Gates
       ------------                             -----------------------------
                                                Dennis L. Gates
                                                Chief Financial Officer
                                                (principal financial officer)