Form 10-Q
period 1996-06-30
SHERIDAN HEALTHCARE INC
filed 1996-08-14
CIK 946489

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-Q

                              (Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

              For the quarterly period ended June 30, 1996

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

             For the transition period from        to   ___


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


                                     954/987-5822
               (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ----           ----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of outstanding shares of the issuer's classes of common stock as of the latest practicable date.

As of August 1, 1996, there were 6,405,050 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

PART I:     FINANCIAL INFORMATION
            ---------------------
ITEM 1:     FINANCIAL STATEMENTS


                             SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       June 30,     December 31,
                                                                                         1996           1995
                                                                                    -------------   ------------
                                                                                     (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $         196   $        ---
   Accounts receivable, net of allowances........................................          17,167         11,040
   Income tax refund receivable..................................................             231            760
   Deferred income taxes.........................................................           1,409            ---
   Other current assets..........................................................           1,902          1,029
                                                                                    -------------   ------------
     Total current assets........................................................          20,905         12,829
Property and equipment, net of accumulated depreciation..........................           5,166          3,767
Goodwill, net of accumulated amortization........................................          59,289         45,417
Intangible assets, net of accumulated amortization...............................           1,849          2,360
                                                                                    -------------   ------------
       Total assets..............................................................   $      87,209   $     64,373
                                                                                    =============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         568   $        357
   Amounts due for acquisitions..................................................             586            559
   Accrued salaries and benefits.................................................           2,662          2,236
   Self-insurance accruals.......................................................           2,150          1,615
   Refunds payable...............................................................           1,608            910
   Income taxes payable..........................................................             133            ---
   Other accrued expenses........................................................           2,610          1,883
   Current portion of long-term debt.............................................          22,661            970
                                                                                    -------------    -----------
     Total current liabilities...................................................          32,978          8,530
Long-term debt...................................................................           1,576         11,365
Amounts due for acquisitions.....................................................           2,609          1,809
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---            ---
   Common stock, par value $.01; 31,000 shares authorized:
     Voting;  6,405 and 5,773 shares issued and outstanding......................              64             58
     Class A non-voting;  297 shares issued and outstanding......................               3              3
   Additional paid-in capital....................................................          61,122         55,720
   Excess purchase price distributed to management stockholders..................          (7,541)        (7,541)
   Retained earnings (deficit)...................................................          (3,602)        (5,571)
                                                                                    -------------   ------------
     Total stockholders' equity .................................................          50,046         42,669
       Total liabilities and stockholders' equity................................   $      87,209   $     64,373
                                                                                    =============   ============




                           See accompanying notes.


                             SHERIDAN HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSNADS, EXCEPT PER SAHRE DATA)
                                    (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                         1996           1995
                                                                                    -------------   ------------

Net revenue......................................................................   $      23,200   $     16,081
Operating expenses:
   Direct facility expenses......................................................          16,636         11,912
   Provision for bad debts.......................................................             915            605
   Salaries and benefits.........................................................           1,684          1,158
   General and administrative....................................................           1,086            856
   Amortization..................................................................             638            422
   Depreciation..................................................................             274            138
                                                                                    -------------   ------------
     Total operating expenses....................................................          21,233         15,091
Operating income.................................................................           1,967            990
Interest expense.................................................................             651          1,203
                                                                                    -------------   ------------
Income before income taxes.......................................................           1,316           (213)
Income taxes.....................................................................             200             (7)
                                                                                    -------------   ------------
Net income.......................................................................   $       1,116           (206)
                                                                                    =============   ============

Dividends on convertible preferred stock.........................................                            402
                                                                                                    ------------
Net income (loss) attributable to common stockholders............................                   $       (608)
                                                                                                    ============

Net income (loss) per share......................................................   $         .16   $       (.30)
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................           6,831          2,028























                               See accompanying notes.


                               SHERIDAN HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                         1996           1995
                                                                                    -------------   ------------

Net revenue......................................................................   $      43,054   $     30,934
Operating expenses:
   Direct facility expenses......................................................          31,082         22,623
   Provision for bad debts.......................................................           1,590          1,160
   Salaries and benefits.........................................................           3,234          2,221
   General and administrative....................................................           2,102          1,391
   Amortization..................................................................           1,189            867
   Depreciation..................................................................             484            199
                                                                                    -------------   ------------
     Total operating expenses....................................................          39,681         28,461
                                                                                    -------------   ------------
Operating income.................................................................           3,373          2,473
Interest expense.................................................................           1,204          2,224
                                                                                    -------------   ------------
Income before income taxes.......................................................           2,169            249
Income taxes.....................................................................             200            268
                                                                                    -------------   ------------
Net income.......................................................................   $       1,969            (19)
                                                                                    =============

Dividends on convertible preferred stock.........................................                            804
                                                                                                    ------------
Net income (loss) attributable to common stockholders............................                   $       (823)
                                                                                                    ============

Net income (loss) per share......................................................   $         .30   $       (.41)
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................           6,577          2,028























                              See accompanying notes.


                             SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        1996            1995
                                                                                    -------------   ------------
Cash flows from operating activities:

   Net income....................................................................   $       1,969   $        (19)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................           1,189            868
     Depreciation................................................................             484            199
     Provision for bad debts.....................................................           1,520          1,160
     Net interest amortization on subordinated debt..............................             ---            251
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable..................................          (3,683)        (2,919)
     Decrease (increase) in other current assets.................................          (1,368)          (634)
     Decrease (increase) in other assets.........................................             ---            (79)
     Increase (decrease) in accounts payable.....................................            (156)          (237)
     Increase in other accrued expenses..........................................             841             74
                                                                                    -------------   ------------
       Net cash provided (used) by operating activities..........................             796         (1,336)
Cash flows from investing activities:
   Acquisitions of physician practices...........................................         (10,933)        (5,795)
   Capital expenditures..........................................................            (939)        (1,092)
                                                                                    -------------   ------------
       Net cash provided (used) by investing activities..........................         (11,872)        (6,887)
Cash flows from financing activities:
   Borrowings on long-term debt..................................................          12,559          9,175
   Payments on long-term debt....................................................          (1,287)        (1,345)
   Dividends on convertible preferred stock......................................             ---           (804)
   Collection of subscriptions receivable........................................             ---            238
                                                                                    -------------   ------------
       Net cash provided by financing activities.................................          11,272          7,264
                                                                                    -------------   ------------
Increase (decrease) in cash and cash equivalents.................................             196           (959)
Cash and cash equivalents:
   Beginning of period...........................................................             ---          2,581
                                                                                    -------------   ------------
   End of period.................................................................   $         196   $      1,622
                                                                                    =============   ============














                             See accompanying notes.

                             SHERIDAN HEALTHCARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION
      ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at June 30, 1996, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)   GOODWILL
      --------

Approximately $29.7 million of the total amount of goodwill, net of accumulated amortization, at June 30, 1996 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

Approximately $20.0 million of the total amount of goodwill at June 30, 1996 is related to several acquisitions of office-based physician practices which were completed from September 1994 to February 1996, some of which are discussed in
Note 5 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitated arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets.

The remaining $9.6 million of the total amount of goodwill at June 30, 1996 is related to the acquisition of a hospital-based physician practice in March 1996, as discussed in Note 5 below. Such goodwill represents the acquired practice's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, patient lists, and other similar intangible assets.

(3)   INTANGIBLE ASSETS
      -----------------

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

                            SHERIDAN HEALTHCARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)   AMOUNTS DUE FOR ACQUISITIONS
      ----------------------------

Amounts due for acquisitions includes obligations to the former stockholders of certain office-based physician practices acquired by the Company, which are being paid over the terms of the employment agreements between the Company and the former stockholders, which range from three to five years. It also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later.

(5)  ACQUISITIONS
     ------------

In February and March 1995, the Company made four acquisitions of office-based physician practices for an aggregate of $3.1 million in cash and deferred payments. In June 1995, the Company acquired a three-facility primary care practice and, in a related transaction, one of the principal physicians operating the practice assigned a panel services agreement with a health maintenance organization to the Company. The purchase price for the practice and the assignment was an aggregate of $4.3 million in cash and deferred payments and approximately 35,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

In January and February 1996, the Company made three acquisitions of office-based physician practices for an aggregate of $5.9 million in cash and deferred payments. In March 1996, the Company acquired a hospital-based specialist physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, approximately $14.8 million of the aggregate purchase price was allocated to goodwill, as shown below (in thousands):



   Aggregate purchase price....................................   $      15,513
   Net assets acquired:
     Working capital...........................................           1,426
     Property and equipment....................................           1,004
     Accrued termination benefits..............................          (1,100)
     Long-term debt............................................            (630)
       Net assets acquired.....................................             700
   Goodwill related to the acquisitions........................   $      14,813


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


                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                        THREE
                                                                    MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                        1995           1996            1995
                                                                    ------------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Net revenue......................................           $    19,871    $    45,953    $    40,301
         Income (loss) before income taxes................                  (158)         2,398            707
         Net income (loss)................................                  (224)         2,198            161
         Net income (loss) per share......................           $      (.23)   $       .32    $      (.24)


(6)   LONG-TERM DEBT
      --------------

Long-term debt consists of the following (in thousands):


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1996           1995
                                                                                     ----------    -----------
         Revolving credit facility, maturing in February 1997,
           secured by substantially all assets of the Company....................   $    22,262    $     9,700
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 1999..................         1,975          2,035
         Note payable, maturing in March 1996....................................           ---            600
                                                                                    -----------    -----------

         Total...................................................................        24,237         12,335
               Less current portion..............................................       (22,661)          (970)
                                                                                    -----------    -----------
         Long-term debt..........................................................   $     1,576    $    11,365
                                                                                    ===========    ===========


The Company's revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding sales of assets, liens, guarantees, dividends, etc. and limitations regarding investments, lease obligations and capital expenditures. The Company was in compliance with its loan covenants at June 30, 1996. The additional amount that could be borrowed under the credit facility is determined by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1996, the Company had additional borrowing availability of approximately $12.8 million at June 30, 1996.

(7)  INCOME TAXES
     ------------

The Company's income tax expense for the three months and the six months ended June 30, 1996 was reduced by a loss carryforward from 1995. Without the loss carryforward, income tax expense for the three months and the six months ended June 30, 1996 would have been approximately $650,000 and $1.1 million. The Company had net deferred tax assets at June 30, 1996, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet. The deferred tax assets reflected in the accompanying consolidated balance sheet are net of a valuation allowance, which has been established due to the Company's loss carryforward from 1995.

(8)  OPERATING RESULTS BY DIVISION
     -----------------------------

The Company's operations consist of the hospital-based services division and the office-based services division. The hospital-based services division provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, and emergency services. The office-based services division owns and operates, or manages, office-based primary care, rheumatology and obstetrical practices. The following table shows net revenue and operating income for each of the Company's two divisions.



                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     --------------------------    --------------------------
                                                         1996           1995           1996            1995
                                                     -----------     ----------    -----------    -----------
                                                                           (in thousands)
   Net revenue:

     Hospital-based services.......................  $    16,079     $   11,061    $    28,709    $    21,407
     Office-based services.........................        7,121          5,020         14,345          9,527
                                                     -----------     ----------    -----------    -----------
       Total net revenue...........................       23,200         16,081         43,054         30,934
   Operating income:
     Hospital-based services.......................        3,665          2,327          6,943          4,504
     Office-based services.........................         (496)          (280)        (1,018)           (71)
     General corporate expenses....................       (1,202)        (1,057)        (2,552)        (1,960)
                                                     -----------     ----------    -----------    -----------
       Total operating income......................  $     1,967     $      990    $     3,373    $     2,473
                                                     ===========     ==========    ===========    ===========

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: fluctuations in the volume of services performed by the Company's affiliated physicians, changes in the reimbursement rates for those services, fluctuations in the cost and utilization rates of referral services used by patients that are subject to shared-risk capitation arrangements, the loss of significant hospital contracts or third-party payor relationships and changes in the number of patients using the Company's physician services.

GENERAL

The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics and emergency services, and which owns and operates, or manages, office-based primary care, rheumatology and obstetrical practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company increased the number of physicians affiliated with it from 90 at December 31, 1994 to 210 at June 30, 1996 through several acquisitions of physician practices and the addition of several new contracts for specialist physician services. The Company made several acquisitions of physician practices during 1995 and during the six months ended June 30, 1996, as described in Note 5 to the accompanying consolidated financial statements. These acquisitions were accounted for as purchases and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                 ------------------     ----------------
                                                                   1996      1995         1996      1995
                                                                 -------    -------     -------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Net revenue..........................................        100.0%     100.0%      100.0%    100.0%
      Operating expenses:
           Direct facility expenses........................         71.7       74.1        72.2      73.1
           Provision for bad debts.........................          3.9        3.8         3.7       3.8
           Salaries and benefits...........................          7.3        7.2         7.5       7.2
           General and administrative......................          4.7        5.3         4.9       4.5
           Amortization....................................          2.7        2.6         2.8       2.8
           Depreciation....................................          1.2        0.8         1.1       0.6
                                                                 -------    -------     -------   -------
                Total operating expenses...................         91.5       93.8        92.2      92.0
      Operating income.....................................          8.5%       6.2%        7.8%      8.0%
                                                                 =======    =======     =======   =======

Three Months Ended June 30, 1996 Compared To Three Months Ended June 30, 1995

Net revenue increased $7.1 million, or 44.3%, from $16.1 million in 1995 to $23.2 million in 1996. Revenue from hospital-based physician services increased by $5.0 million, from $11.1 million in 1995 to $16.1 million in 1996. Of this increase, $2.8 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 5 to the accompanying consolidated financial statements, and $2.2 million was due to the addition of several new contracts for hospital-based services. Revenue from office-based practices increased by $2.1 million, from $5.0 million in 1995 to $7.1 million in 1996. Substantially all of this increase was due to several acquisitions of office-based physician practices from February 1995 to February 1996, as described in Note 5 to the accompanying consolidated financial statements.

Direct facility expenses increased $4.7 million, or 39.7%, from $11.9 million in 1995 to $16.6 million in 1996. This increase was primarily due to several acquisitions and new contracts for hospital-based services, as discussed in the preceding paragraph. Direct facility expenses as a percentage of net revenue ("direct facility expense percentage") decreased from 74.1% in 1995 to 71.7% in 1996. This decrease was primarily due to cost reductions implemented in same store contracts for hospital-based services, and a lower direct facility expense percentage for both new management contracts and office-based physician practices acquired during the past year, compared to the Company's direct facility expense percentage during the second quarter of 1995.

The provision for bad debts increased $310,000, or 51.2%, from $605,000 in 1995 to $915,000 in 1996 primarily due to a 44.3% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased only slightly from 3.8% in 1995 to 3.9% in 1996.

Salaries and benefits increased $526,000, or 45.4%, from $1.2 million in 1995 to $1.7 million in 1996. This increase was primarily due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, the development of the Company's primary care management infrastructure, which occurred primarily during the second and third quarters of 1995, and an increase in the Company's general management organization to support growth of the Company. As a percentage of net revenue, salaries and benefits increased only slightly from 7.2% in 1995 to 7.3% in 1996.

General and administrative expense increased $230,000, or 26.9%, from $856,000 in 1995 to $1.1 million in 1996. This increase was primarily due to an expansion of the corporate office and increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense decreased from 5.3% in 1995 to 4.7% in 1996 primarily due to a 44.3% increase in net revenue, as discussed above.

Amortization expense increased $216,000, from $422,000 in 1995 to $638,000 in 1996, substantially all of which is due to amortization of the goodwill related to several acquisitions of physician practices from June 1995 to March 1996, as discussed in Note 5 to the accompanying consolidated financial statments.

Operating income increased $1.0 million, from $1.0 million in 1995 to $2.0 million in 1996, primarily due to a 44.3% increase in net revenue and a decrease in the direct facility expense percentage from 74.1% in 1995 to 71.7% in 1996. Operating income from hospital-based physician services increased by $1.4 million, from $2.3 million in 1995 to $3.7 million in 1996, primarily due to the addition of several new contracts for hospital-based services, the acquisition of a hospital-based neonatology and pediatric practice in March 1996, and certain cost reductions implemented in same store contracts. Operating income from office-based practices decreased $216,000, from an operating loss of $280,000 in 1995 to an operating loss of $496,000 in 1996. The decline in operating results was primarily due to a decline in the number of patients served under shared-risk capitation arrangements, and increased utilization of referral specialists and hospital services by patients served under such arrangements.

Interest expense decreased from $1.2 million in 1995 to $651,000 in 1996 primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during the six months ended June 30, 1996 to finance acquisitions of physician practices.

Six Months Ended June 30, 1996 Compared To Six Months Ended June 30, 1995

Net revenue increased $12.1 million, or 39.2%, from $30.9 million in 1995 to $43.1 million in 1996. Revenue from hospital-based physician services increased by $7.3 million, from $21.4 million in 1995 to $28.7 million in 1996. Of this increase, $3.3 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 5 to the accompanying consolidated financial statements, and $3.8 million was due to the addition of several new contracts for hospital-based services. Revenue from office-based practices increased by $4.8 million, from $9.5 million in 1995 to $14.3 million in 1996. Substantially all of this increase was due to several acquisitions of office-based physician practices from February 1995 to February 1996, as described in Note 5 to the accompanying consolidated financial statements.

Direct facility expenses increased $8.5 million, or 37.4%, from $22.6 million in 1995 to $31.1 million in 1996. This increase was primarily due to several acquisitions and new contracts for hospital-based services, as discussed in the preceding paragraph. As a percentage of net revenue, direct facility expenses decreased from 73.1% in 1995 to 72.2% in 1996. This decrease was primarily due to cost reductions implemented in same store contracts for hospital-based services.

The provision for bad debts increased $430,000, or 37.1%, from $1.2 million in 1995 to $1.6 million in 1996 primarily due to a 39.2% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts decreased slightly from 3.8% in 1995 to 3.7% in 1996.

Salaries and benefits increased $1.0 million, or 45.6%, from $2.2 million in 1995 to $3.2 million in 1996. This increase was primarily due to an increase in the Company's general management organization to support growth of the Company, the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, and the development of the Company's primary care management infrastructure, which occurred primarily in the second and third quarters of 1995. In addition, the Company incurred approximately $125,000 of severance expense related to certain employees who were terminated during the three months ended March 31, 1996. As a percentage of net revenue, salaries and benefits increased from 7.2% in 1995 to 7.5% in 1996 primarily due to the $125,000 of severance expense noted above.

General and administrative expense increased $711,000, or 51.1%, from $1.4 million in 1995 to $2.1 million in 1996. This increase was primarily due to an expansion of the corporate office and increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. In addition, the Company incurred approximately $125,000 of expense during the three months ended March 31, 1996 related to due diligence and contract negotiations in connection with a management services contract with the Municipality of San Juan, Puerto Rico, which was terminated in February 1996. As a percentage of net revenue, general and administrative expense increased from 4.5% in 1995 to 4.9% in 1996 primarily due to the $125,000 of expenses related to the contract with San Juan, Puerto Rico.

Amortization expense increased $322,000, from $868,000 in 1995 to $1.2 million in 1996, substantially all of which is due to amortization of the goodwill related to several acquisitions of physician practices from February 1995 to March 1996, as discussed in Note 5 to the accompanying consolidated financial statements.

Operating income increased $900,000, from $2.5 million in 1995 to $3.4 million in 1996, primarily due to a 39.2% increase in net revenue. Operating income from hospital-based physician services increased by $2.4 million, from $4.5 million in 1995 to $6.9 million in 1996, primarily due to the addition of several new contracts for hospital-based services, the acquisition of a hospital-based neonatology and pediatric practice in March 1996, and certain cost reductions implemented in same store contracts. Operating income from office-based practices decreased $900,000, from an operating loss of $79,000 in 1995 to an operating loss of $1.0 million in 1996. The decline in operating results was primarily due to a decline in the number of patients served under shared-risk capitation arrangements, increased utilization of referral specialists and hospital services by patients served under such arrangements, and an increase in corporate overhead related to this division.

Interest expense decreased from $2.2 million in 1995 to $1.2 million in 1996 primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during the six months ended June 30, 1996 to finance acquisitions of physician practices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the six months ended June 30, 1996 were to finance acquisitions of physician practices ($10.9 million), to finance increases in accounts receivable ($2.2 million), and to make capital expenditures ($.9 million). The $2.2 million increase in accounts receivable was primarily due to new contracts for hospital-based services added during the six months ended June 30, 1996, and to an increase in capitation payments receivable from a health maintenance organization. The Company met its cash needs during this period primarily through borrowings under its revolving credit facility with NationsBank of Florida, N.A. ("NationsBank Florida") ($12.6 million) and its net income ($2.0 million).

On November 1, 1995, the Company established a new $45 million revolving credit facility with NationsBank Florida. The new credit facility matures on February 28, 1997 and bears interest at NationsBank Florida's prime rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of August 1, 1996, the applicable margin was .375%. There are no principal payments due under the credit facility until the maturity date of February 28, 1997. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank Florida must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

The outstanding balance under the credit facility increased from $9.7 million at December 31, 1995 to $22.3 million at June 30, 1996 primarily due to acquisitions of physician practices completed during the six months ended June 30, 1996. The amount that can be borrowed under the new credit facility is restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1996, the Company had additional borrowing availability of approximately $12.8 million at June 30, 1996. The Company was in compliance with its loan covenants as of June 30, 1996.

In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based specialist physician practice completed in March 1996, as discussed in Note 5 to the accompanying consolidated financial statements.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Six Months Ended June 30, 1996 Compared To Six Months Ended June 30, 1995

Net cash used by operating activities was $1.3 million in 1995 compared to $796,000 of cash provided by operating activities in 1996. This improvement of $2.1 million was primarily due to net income of $2.0 million in 1996 compared to a net loss of $19,000 in 1995.

Net cash used by investing activities increased from $6.9 million in 1995 to $11.9 million in 1996 primarily due to an increase in cash used for physician practice acquisitions from $5.8 million in 1995 to $10.9 million in 1996.

Net cash provided by financing activities increased from $7.3 million in 1995 to $11.3 million in 1996 primarily due to an increase in borrowings under the revolving credit facility with NationsBank Florida from $9.2 million in 1995 to $12.6 million in 1996.

PART II.  OTHER INFORMATION
          -----------------

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

27                Financial Data Schedule (for SEC use only).

            (b) A report on Form 8-K/A was filed on May 28, 1996 to amend a report on Form 8-K which was filed on March 28, 1996 to report a material acquisition completed on March 14, 1996. The Form 8-K/A includes Item 7.(a), the financial statements of businesses acquired, and Item 7.(b), the pro forma financial information, both of which were not included in the Form 8-K.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Sheridan Healthcare, Inc.
                                  (Registrant)





         Date: August 14, 1996                By:  /s/ Dennis L. Gates
                                                   -------------------
                                                   Dennis L. Gates
                                                   Chief Financial Officer
                                                   (principal financial officer)