Form 10-Q
period 1996-09-30
SHERIDAN HEALTHCARE INC
filed 1996-11-15
CIK 946489

THIS DOCUMENT IS A COPY OF THE FORM 10-Q
                      FILED ON NOVEMBER 15, 1996 PURSUANT TO A
                      RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                      FORM 10-Q


                                     (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __________

                           APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of outstanding shares of the issuer's classes of common stock as of the latest practicable date.

As of November 1, 1996, there were 6,405,050 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements


                             SHERIDAN HEALTHCARE, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share data)

                                                                                     September 30,  December 31,
                                                                                         1996           1995
                                                                                     ------------   ------------
                                                                                      (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $         730   $        ---
   Accounts receivable, net of allowances........................................          18,562         11,040
   Income tax refunds receivable.................................................             747            760
   Deferred income taxes.........................................................             645            ---
   Other current assets..........................................................           2,212          1,029
                                                                                    -------------   ------------
     Total current assets........................................................          22,896         12,829
Property and equipment, net of accumulated depreciation..........................           5,014          3,767
Goodwill, net of accumulated amortization........................................          59,600         45,417
Intangible assets, net of accumulated amortization...............................           1,560          2,360
                                                                                    -------------   ------------
       Total assets..............................................................   $      89,070   $     64,373
                                                                                    =============   ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         211   $        357
   Amounts due for acquisitions..................................................             545            559
   Accrued salaries and benefits.................................................           1,628          2,236
   Self-insurance accruals.......................................................           2,225          1,615
   Refunds payable...............................................................           1,679            910
   Income taxes payable..........................................................             305            ---
   Other accrued expenses........................................................           2,811          1,883
   Current portion of long-term debt.............................................          25,127            970
                                                                                    -------------   ------------
     Total current liabilities...................................................          34,531          8,530
Long-term debt...................................................................           1,489         11,365
Amounts due for acquisitions.....................................................           2,277          1,809
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---            ---
   Common stock, par value $.01; 31,000 shares authorized:
     Voting;  6,431 and 5,773 shares issued and outstanding......................              64             58
     Class A non-voting;  297 shares issued and outstanding......................               3              3
   Additional paid-in capital....................................................          61,122         55,720
   Excess purchase price distributed to management stockholders..................          (7,541)        (7,541)
   Retained earnings (deficit)...................................................          (2,875)        (5,571)
                                                                                    -------------   ------------
     Total stockholders' equity .................................................          50,773         42,669
                                                                                    -------------   ------------
       Total liabilities and stockholders' equity................................   $      89,070   $     64,373
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


                                SHERIDAN HEALTHCARE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (unaudited)


                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                    ------------------------
                                                                                       1996           1995
                                                                                    ----------    ----------

Net revenue......................................................................   $    24,869    $  16,578
Operating expenses:
   Direct facility expenses......................................................        17,748       12,519
   Provision for bad debts.......................................................           990          580
   Salaries and benefits.........................................................         1,870        1,433
   General and administrative....................................................         1,097        1,218
   Amortization..................................................................           708          622
   Depreciation..................................................................           299          166
                                                                                     ----------    ---------
     Total operating expenses....................................................        22,712       16,538
                                                                                     ----------    ---------
Operating income.................................................................         2,157           40
Interest expense.................................................................           710        1,158
                                                                                     ----------    ---------
Income (loss) before income taxes................................................         1,447       (1,118)
Income tax expense (benefit).....................................................           720         (268)
                                                                                     ----------    ---------
Net income (loss)................................................................   $       727         (850)
                                                                                    ===========    =========

Dividends on convertible preferred stock.........................................                        402
                                                                                                   ---------
Net income (loss) attributable to common stockholders............................                  $  (1,252)
                                                                                                   =========

Net income (loss) per share......................................................   $       .11   $     (.62)
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................         6,808        2,028






















                              See accompanying notes.


                               SHERIDAN HEALTHCARE, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share data)
                                       (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                        1996        1995
                                                                                    ----------   ---------

Net revenue......................................................................    $  67,923   $  47,512
Operating expenses:
   Direct facility expenses......................................................       48,830      35,142
   Provision for bad debts.......................................................        2,580       1,740
   Salaries and benefits.........................................................        5,104       3,654
   General and administrative....................................................        3,199       2,609
   Amortization..................................................................        1,897       1,489
   Depreciation..................................................................          783         365
                                                                                     ----------  ---------
     Total operating expenses....................................................       62,393      44,999
                                                                                     ----------  ---------
Operating income.................................................................        5,530       2,513
Interest expense.................................................................        1,914       3,382
                                                                                     ----------  ---------
Income (loss) before income taxes................................................        3,616        (869)
Income tax expense...............................................................          920         ---
                                                                                     ----------  ---------
Net income (loss)................................................................    $   2,696        (869)
                                                                                     ==========

Dividends on convertible preferred stock.........................................                    1,206
                                                                                                 ---------
Net income (loss) attributable to common stockholders............................                $  (2,075)
                                                                                                 =========

Net income (loss) per share......................................................   $      .41   $   (1.02)
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................        6,648       2,028






















                           See accompanying notes.



                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       -----------------
                                                                                        1996       1995
                                                                                       -------   -------
Cash flows from operating activities:
   Net income (loss).............................................................     $  2,696   $  (869)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Amortization................................................................        1,897     1,489
     Depreciation................................................................          783       365
     Provision for bad debts.....................................................        2,580     1,740
     Net interest amortization on subordinated debt..............................          ---       381
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable..................................       (5,813)   (3,365)
     Decrease (increase) in other current assets.................................       (1,430)     (523)
     Decrease (increase) in other assets.........................................          ---      (604)
     Increase (decrease) in accounts payable.....................................         (513)      (27)
     Increase (decrease) in other accrued expenses...............................          326      (348)
                                                                                       -------   -------
       Net cash provided (used) by operating activities..........................          526    (1,761)
Cash flows from investing activities:
   Acquisitions of physician practices...........................................      (12,361)   (5,795)
   Capital expenditures..........................................................       (1,086)   (2,119)
                                                                                       -------   -------
       Net cash provided (used) by investing activities..........................      (13,447)   (7,914)
Cash flows from financing activities:
   Borrowings on long-term debt..................................................       15,036     5,649
   Issuance of convertible promissory note.......................................          ---     5,000
   Payments on long-term debt....................................................       (1,385)   (2,109)
   Dividends on convertible preferred stock......................................          ---    (1,206)
   Collection of subscriptions receivable........................................          ---       238
                                                                                       -------   -------
       Net cash provided by financing activities.................................       13,651     7,572
                                                                                       -------   -------
Increase (decrease) in cash and cash equivalents.................................          730    (2,103)
Cash and cash equivalents:
   Beginning of period...........................................................          ---     2,581
                                                                                       -------   -------
   End of period.................................................................      $   730   $   478
                                                                                       =======   =======













                                               See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1996
                                    (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management,all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at September 30, 1996, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)   GOODWILL
      --------


Approximately $29.6 million of the total amount of goodwill, net of accumulated amortization, at September 30, 1996 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

Approximately $20.5 million of the total amount of goodwill at September 30, 1996 is related to several acquisitions of office-based physician practices which were completed from September 1994 to July 1996, some of which are discussed in Note 5 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitated arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. As a result of a change in the Company's strategic direction and its intent to dispose of nonstrategic assets, the Company expects to report a material charge to its earnings during the three months ending December 31, 1996 to reduce the book value of certain assets related to its office-based operations, including goodwill, to their estimated net realizable values. See Note 9 for additional information.

The remaining $9.5 million of the total amount of goodwill at September 30, 1996 is related to the acquisition of a hospital-based physician practice in March 1996, as discussed in Note 5 below. Such goodwill represents the acquired practice's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, patient lists, and other similar intangible assets.

                            SHERIDAN HEALTHCARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)   INTANGIBLE ASSETS
      -----------------

Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor, non-compete covenants related to certain acquisitions of physician practices, deferred acquisition costs, and deferred loan costs. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from five to seven years. As a result of a change in the Company's strategic direction and its inten to dispose of nonstrategic assets, the Company expects to report a material charge to its earnings during the three months ending December 31, 1996 to reduce the book value of certain assets related to its office-based operations, including non-compete covenants, to their net realizable values. See Note 9 for additional information.

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

(5)  ACQUISITIONS
     ------------

In February and March 1995, the Company made four acquisitions of office- based physician practices for an aggregate of $3.1 million in cash and deferred payments. In June 1995, the Company acquired a three-facility primary care practice and, in a related transaction, one of the principal physicians operating the practice assigned a panel services agreement with a health maintenance organization to the Company. The purchase price for the practice and the assignment was an aggregate of $4.3 million in cash and deferred payments and approximately 35,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

During the period from January to July 1996, the Company made four acquisitions of office-based physician practices for an aggregate of $7.2 million in cash and deferred payments. In March 1996, the Company acquired a hospital-based physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, approximately $15.8 million of the aggregate purchase price was allocated to goodwill, as shown below (in thousands):


         Aggregate purchase price................................................................   $    16,837
         Net assets acquired:
           Working capital.......................................................................         2,072
           Property and equipment................................................................           698
           Accrued termination benefits..........................................................        (1,100)
           Long-term debt........................................................................          (630)
                                                                                                    -----------
              Net assets acquired................................................................         1,040
                                                                                                    -----------
         Goodwill related to the acquisitions....................................................   $    15,797
                                                                                                    ===========

                             SHERIDAN HEALTHCARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


                                                                        THREE             NINE MONTHS ENDED
                                                                    MONTHS ENDED             SEPTEMBER 30,
                                                                    SEPTEMBER 30,   --------------------------
                                                                        1995            1996          1995
                                                                    ------------    -----------    -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


         Net revenue............................................     $    20,212    $    70,822    $    60,513
         Income (loss) before income taxes......................         (1,055)          3,845           (348)
         Net income (loss)......................................           (828)          2,811           (667)
         Net income (loss) per share............................     $     (.46)    $       .41    $      (.70)


(6)   LONG-TERM DEBT
      --------------

Long-term debt consists of the following (in thousands):

                                                                                    SEPTEMBER 30, DECEMBER 31,
                                                                                       1996            1995
                                                                                    ------------   -----------
         Revolving credit facility, maturing in February 1997,
           secured by substantially all assets of the Company....................   $    24,707    $     9,700
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 1999..................         1,909          2,035
         Note payable, maturing in March 1996....................................           ---            600
                                                                                    -----------    -----------
            Total................................................................        26,616         12,335
               Less current portion..............................................       (25,127)          (970)
                                                                                    -----------    -----------
         Long-term debt..........................................................   $     1,489    $    11,365
                                                                                    ===========    ===========


The Company's revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding sales of assets, liens, guarantees, dividends, etc. and limitations regarding investments, lease obligations and capital expenditures. The Company was in compliance with its loan covenants at September 30, 1996. The additional amount that could be borrowed under the credit facility is determined by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at September 30, 1996, the Company had additional borrowing availability of approximately $15.7 million at September 30, 1996.

(7)  INCOME TAXES
     -------------

The Company's income tax expense for the nine months ended September 30, 1996 was reduced by a loss carryforward from 1995. Without the loss carryforward, income tax expense for the nine months ended September 30, 1996 would have been approximately $1.8 million. The Company had net deferred tax assets at September 30, 1996, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

                               SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(8)  OPERATING RESULTS BY DIVISIONS
     ------------------------------

The Company's operations consist of the hospital-based services division and the office-based services division.The hospital-based services division provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, and emergency services. The office-based services division owns and operates, or manages, office-based primary care, rheumatology and obstetrical practices. The following table shows net revenue and operating income for each of the Company's two divisions.

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -----------------------     ----------------------
                                                           1996           1995          1996         1995
                                                         ---------     ---------     -------      ---------
                                                                           (in thousands)

         Net revenue:
         Hospital-based services...................      $  17,615     $  10,665    $  46,324    $   32,072
         Office-based services.....................          7,254         5,913       21,599        15,440
                                                         ---------     ---------    ---------    ----------
           Total net revenue.......................         24,869        16,578       67,923        47,512
         Operating income:
         Hospital-based services...................          4,268         1,673       11,211         6,177
         Office-based services.....................           (716)         (119)      (1,734)         (190)
         General corporate expenses................         (1,395)       (1,514)      (3,947)       (3,474)
                                                        ----------     ---------    ---------    ----------
           Total operating income..................     $    2,157     $      40    $   5,530    $    2,513
                                                        ==========     =========    =========    ==========

(9)  SUBSEQUENT EVENTS
     -----------------

On October 25, 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County,Florida by certain former physician stockholders of the Predecessor, hich was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

On November 4, 1996, the Company announced that it is changing its strategy to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and that it intends to dispose of nonstrategic office-based assets. As a result of the change in the Company's strategic direction and its intent to dispose of nonstrategic assets, the Company estimates that it will not be able to realize the book value of its assets related to certain office-based operations. Therefore, the Company expects that it will report a material charge to its earnings in the fourth quarter of 1996 to reduce the book value of these assets to their estimated net realizable values.

The assets under review by the Company for possible impairment include all of the property and equipment, goodwill and other intangible assets related to its office-based business, which had an aggregate book value of approximately $24.6 million as of September 30, 1996. The Company has not yet completed its review and analysis of these assets and, therefore, is not able to estimate the amount of the charge to its earnings that is expected in the fourth quarter.

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materiall from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: fluctuations in the volume of procedures performed by the Company's affiliated physicians, changes in the reimbursement rates for those services, fluctuations in the cost and utilization rates of referral services used by patients that are subject to shared-risk capitation arrangements, the loss of significant hospital contracts or third- party payor relationships and changes in the number of patients using the Company's physician services.

GENERAL

The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics and emergency services,and which own and operates,or manages, office-based primary care, rheumatology and obstetrical practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company increased the number of physicians affiliated with it from approximately 90 at December 31, 1994 to approximately 210 at September 30, 1996 through several acquisitions of physician practices and the addition of several new contracts for specialist physician services. The Company made several acquisitions of physician practices during 1995 and during the nine months ended September 30, 1996, as described in
Note 5 to the accompanying consolidated financial statements. These acquisitions were accounted for as purchases and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

On November 4, 1996, the Company announced that it is changing its strategy to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and that it intends to dispose of nonstrategic office-based assets. As a result of the change in the Company's strategic direction and its intent to dispose of nonstrategic assets, the Company estimates that it will not be able to realize the book value of its assets related to certain office-based operations. Therefore, the Company expects that it will report a material charge to its earnings in the fourth quarter of 1996 to reduce the book value of these assets to their estimated net realizable values.

The assets under review by the Company for possible impairment include all of the property and equipment,goodwill and other intangible assets related to its office-based business, which had an aggregate book value of approximately $24.6 million as of September 30, 1996. The Company has not yet completed it review and analysis of these assets and, therefore, is not able to estimate the amount of the charge to its earnings that is expected in the fourth quarter.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                                 ------------------         -----------------
                                                                   1996         1995         1996       1995
                                                                 ------        -----        -----       -----

      Net revenue..........................................       100.0%       100.0%       100.0%      100.0%
      Operating expenses:
          Direct facility expenses.........................        71.4         75.5         71.9        74.0
          Provision for bad debts..........................         4.0          3.5          3.8         3.6
          Salaries and benefits............................         7.5          8.6          7.5         7.7
          General and administrative.......................         4.4          7.3          4.7         5.5
          Amortization.....................................         2.8          3.8          2.8         3.1
          Depreciation.....................................         1.2          1.0          1.2         0.8
                                                                 ------        -----        -----       -----
             Total operating expenses......................        91.3         99.7         91.9        94.7
                                                                 ------        -----        -----       -----
      Operating income.....................................         8.7%         0.3%         8.1%        5.3%
                                                                 ======        =====          ===       =====

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net revenue increased $8.3 million, or 50.0%, from $16.6 million in 1995 to $24.9 million in 1996. Revenue from hospital-based services increased by $6.9 million, from $10.7 million in 1995 to $17.6 million in 1996. Of this increase, $3.5 million was due to the addition of several new contracts for hospital-based services,$3.2 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 5 to the accompanying consolidated financial statements, and the remainder was due to an increase in revenue from same-store hospital-based contracts. Revenue from office-based practices increased by $1.4 million, from $5.9 million in 1995 to $7.3 million in 1996. Substantially all of this increase was due to several acquisitions of office-base physician practices from January 1995 to July 1996, as described in
Note 5 to the accompanying consolidated financial statements.

Direct facility expenses increased $5.2 million, or 41.8%, from $12.5 million in 1995 to $17.7 million in 1996.This increase was primarily due to several acquisitions of physician practices and several new contracts for hospital-based services, as discussed in the preceding paragraph. Direct facility expenses as a percentage of net revenue ("direct facility expense percentage") decreased from 75.5% in 1995 to 71.4% in 1996. The direct facility expense percentage for hospital-based services decreased from 68.9% in 1995 to 61.2% in 1996. This decrease was primarily due to cost reductions implemented in same-store contracts for hospital-based services,and a lower direct facility expense percentage for new contracts for hospital-based services started during the past year, compared to the direct facility expense percentage during the third quarter of 1995. The direct facility expense percentage for office-based services increased from 87.4% in 1995 to 96.0% in 1996. This increase was primarily due to increased utilization of referral specialists and hospitaL services by patients served under shared-risk capitation arrangements, and decreases in fee-for-service revenue in certain office-based practices which were not offset by corresponding decreases in direct facility expenses, which are primarily fixed in nature.

The provision for bad debts increased $410,000, or 70.7%, from $580,000 in 1995 to $990,000 in 1996. This increase was primarily due to a 50.0% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased from 3.5% in 1995 to 4.0% in 1996 primarily due to an increase in the percentage of total net revenue that is comprised of hospital-based revenue, which has higher bad debt expense as a percentage of net revenue than office-based revenue.

Salaries and benefits increased $437,000, or 30.5%, from $1.4 million in 1995 to $1.9 million in 1996. This increase was primarily due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, and an increase in the Company's general corporate organization to support growth of the Company. As a percentage of net revenue, salaries and benefits decreased from 8.6% in 1995 to 7.5% in 1996 primarily due to a 50.0% increase in net revenue, as discussed above.

General and administrative expense decreased $121,000, or 9.9%, from $1.2 million in 1995 to $1.1 million in 1996. This decrease was primarily due to a nonrecurring increase in the accrual for self-insurance of $250,000 in the third quarter of 1995. As a percentage of net revenue,general and administrative expense decreased from 7.3% in 1995 to 4.4% in 1996 primarily due to a 50.0% increase in net revenue, as discussed above.

Amortization expense increased $86,000, or 13.8%, from $622,000 in 1995 to $708,000 in 1996. This increase was primarily due to amortization of the goodwill related to several acquisitions of physician practices from January to July 1996, as discussed in Note 5 to the accompanying consolidated financial statements.

Operating income increased $2.1 million, from $40,000 in 1995 to $2.2 million in 1996. This increase was primarily due to a 50.0% increase in net revenue and a decrease in the direct facility expense percentage from 75.5% in 1995 to 71.4% in 1996. Operating income from hospital-based services increased by $2.6 million, from $1.7 million in 1995 to $4.3 million in 1996, primarily due to the addition of several new contracts for hospital-based services, the acquisition of a hospital-based neonatology and pediatric practice in March 1996,and certain cost reductions implemented in same-store contracts. Operating income from office-based practices decreased $597,000, from an operating loss of $119,000 in 1995 to an operating loss of $716,000 in 1996. The decline in operating results was primarily due to an increase in the direct facility expense percentage for office-based services.

Interest expense decreased $448,000, from $1.2 million in 1995 to $710,000 in 1996. This decrease was primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during the nine months ended September 30, 1996 to finance acquisitions of physician practices.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net revenue increased $20.4 million, or 43.0%, from $47.5 million in 1995 to $67.9 million in 1996. Revenue from hospital-based services increased $14.2 million, from $32.1 million in 1995 to $46.3 million in 1996. Of this increase, $7.6 million was due to the addition of several new contracts for hospital-based services, $6.5 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 5 to the accompanying consolidated financial statements, and the remainder was due to an increase in revenue from same-store contracts. Revenue from office-based practices increased $6.2 million, from $15.4 million in 1995 to $21.6 million in 1996. Substantially all of this increase was due to several acquisitions of office-based physician practices from February 1995 to July 1996, as described in Note 5 to the accompanying consolidated financial statements.

Direct facility expenses increased $13.7 million, or 39.0%, from $35.1 million in 1995 to $48.8 million in 1996. This increase was primarily due to several acquisitions of physician practices and several new contracts for hospital-based services, as discussed in the preceding paragraph. As a percentage of net revenue, direct facility expenses decreased from 74.0% in 1995 to 71.9 in 1996. The direct facility expense percentage for hospital-based services decreased from 66.4% in 1995 to 61.5% in 1996. This decrease was primarily due to cost reductions implemented in same-store contracts for hospital-based services. The direct facility expense percentage for office-based services increased from 89.7% in 1995 to 94.2% in 1996. This increase was primarily due to a decline in the number of patients served under shared-risk capitation arrangements, and increased utilization of referral specialists and hospital services by patients served under such arrangements.

The provision for bad debts increased $840,000, or 48.3%, from $1.7 million in 1995 to $2.6 million in 1996. This increase was primarily due to a 43.0% increase in net revenue, as discussed above. As a percentage of net revenue,the provision for bad debts increased slightly from 3.6% in 1995 to 3.8% in 1996.

Salaries and benefits increased $1.4 million, or 39.7%, from $3.7 million in 1995 to $5.1 million in 1996. This increase was primarily due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, an increase in the Company's general corporate organization to support growth of the Company, and the development of the Company's primary care management infrastructure, which occurred primarily in the second and third quarters of 1995. In addition, the Company incurred approximately $125,000 of severance expense related to certain employees who were terminated during the three months ended March 31, 1996. As a percentage of net revenue, salaries and benefits decreased from 7.7% in 1995 to 7.5% in 1996 primarily due to a 43.0% increase in net revenue, as discussed above.

General and administrative expense increased $590,000, or 22.6%, from $2.6 million in 1995 to $3.2 million in 1996. This increase was primarily due to an expansion of the corporate office and increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. In addition,the Company incurred approximately $125,000 of expense during the three months ended March 31, 1996 related to due diligence and contract negotiations in connection with a management services contract with the Municipality of San Juan, Puerto Rico, which was terminated in February 1996. As a percentage of net revenue, general and administrative expense decreased from 5.5% in 1995 to 4.7% in 1996 primarily due to a 43.0% increase in net revenue, as discussed above.

Amortization expense increased $408,000, or 27.4%, from $1.5 million in 1995 to $1.9 million in 1996. This increase was primarily due to amortization of the goodwill related to several acquisitions of physician practices from February 1995 to July 1996, as discussed in Note 5 to the accompanying consolidated financial statements.

Operating income increased $3.0 million, from $2.5 million in 1995 to $5.5 million in 1996. This increase was primarily due to a 43.0% increase in net revenue and a decrease in the direct facility expense percentage from 74.0% in 1995 to 71.9% in 1996. Operating income from hospital-based services increased by $5.0 million, from $6.2 million in 1995 to $11.2 million in 1996, primarily due to the addition of several new contracts for hospital-based services, the acquisition of a hospital-based neonatology and pediatric practice in March 1996, and certain cost reductions implemented in same-store contracts. Operating income from office-based practices decreased $1.5 million, from an operating loss of $190,000 in 1995 to an operating loss of $1.7 million in 1996. The decline in operating results was primarily due to an increase in the direct facility expense percentage for office-based services, and an increase in the Company's primary care management infrastructure.

Interest expense decreased $1.5 million, from $3.4 million in 1995 to $1.9 million in 1996. This decrease was primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during the nine months ended September 30, 1996 to finance acquisitions of physician practices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the nine months ended September 30, 1996 were to finance acquisitions of physician practices ($12.4 million), to finance increases in accounts receivable ($3.2 million), and to make capital expenditures ($1.1 million). The $3.2 million increase in accounts receivable was primarily due to new contracts for hospital-based services added during the nine months ended September 30, 1996, and to an increase in capitation payments receivable from a health maintenance organization. The Company met its cash needs during this period primarily through borrowings under its revolving credit facility with NationsBank of Florida, N.A. ("NationsBank Florida") ($15.0 million) and its net income ($2.7 million).

On November 1, 1995, the Company established a new $45 million revolving credit facility with NationsBank Florida. The new credit facility matures on February 28, 1997 and bears interest at NationsBank Florida's prime rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of November 1, 1996, the applicable margin was .25%. There are no principal payments due under the credit facility until the maturity date of February 28, 1997. The Company currently intends to establish a new revolving credit facility prior to February 28, 1997, and is currently engaged in discussions with NationsBank Florida regarding a new credit facility. There can be no assurance that the Company will be able to refinance the outstanding balance under the exisiting credit facility, or that it will be able to establish a new revolving credit arrangement to provide financing for future acquisitions.

The outstanding balance under the credit facility increased from $9.7 million at December 31, 1995 to $24.7 million at September 30, 1996 primarily due to acquisitions of physician practices completed during the nine months ended September 30, 1996. The amount that can be borrowed under the new credit facility is restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at September 30, 1996, the Company had additional borrowing availability of approximately $15.7 million at September 30, 1996. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank Florida must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

The Company was in compliance with its loan covenants as of September 30, 1996. Depending on the magnitude of the expected charge to the Company's earnings during the fourth quarter of 1996 related to the Company's office-based operations, certain provisions of the credit facility may require modification to reflect the impact of the expected charge. The Company does not expect this charge to adversely impact its ability to establish a new credit facility.

In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based physician practice completed in March 1996, as discussed in Note 5 to the accompanying consolidated financial statements.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to ncur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net cash used by operating activities was $1.8 million in 1995 compared to $526,000 of cash provided by operating activities in 1996. This improvement of $2.3 million was primarily due to an increase in net income plus non-cash expenses from $3.1 million in 1995 to $8.0 million in 1996, offset by an increase in cash used for an increase in accounts receivable from $3.4 million in 1995 to $5.8 million in 1996.

Net cash used by investing activities increased from $7.9 million in 1995 to $13.4 million in 1996. This increase was primarily due to an increase in cash used for physician practice acquisitions from $5.8 million in 1995 to $12.4 million in 1996.

Net cash provided by financing activities increased from $7.6 million in 1995 to $13.7 million in 1996. This increase was primarily due to an increase in borrowings under the revolving credit facility with NationsBank Florida from $5.6 million in 1995 to $15.0 million in 1996.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

     On October 25, 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

     From time to time, the Company is party to various other claims, suits, and complaints. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 6:  Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed as part of this report:



Exhibit
Number                                      Description

11.1              Statement regarding computation of per share earnings.

27                Financial Data Schedule (for SEC use only).

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sheridan Healthcare, Inc.
                                   (Registrant)





   Date:  November 14, 1996                  By:   /s/ Michael F. Schundler
                                                   ------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)