Form 10-K
period 1996-12-31
SHERIDAN HEALTHCARE INC
filed 1997-03-31
CIK 946489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934         For the fiscal year ended December 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934     For the transition period from ______ to ______

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

Securities registered under Section 12(b)of the Act: None

Securities registered under Section 12(g)of the Act:COMMON STOCK, PAR VALUE $.01
                                                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $31.1 million as of March 17, 1997. For purposes of this determination, shares held by non-affiliates includes all outstanding shares except for shares of non-voting Class A common stock and shares held by officers, directors and shareholders beneficially owning 10% or more of the Registrant's outstanding common stock. The aggregate market value was computed based on the closing sale price of the Registrant's common stock on March 17, 1997, as reported on the NASDAQ National Market.

     As of March 17, 1997, there were 6,417,998 shares of the Registrant's voting Common Stock, $.01 par value per share outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value per share outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders anticipated to be held on May 15, 1997 are incorporated by reference into Part III of this Form 10-K.

                                    PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" under Item 7 of this Form 10-K.

ITEM 1.  BUSINESS
         --------

GENERAL

     The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, and emergency services and owns and operates, or manages, office-based primary care, obstetrical and rheumatology practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company generates revenue from its specialist physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis. In addition, several hospitals at which the Company provides specialist physician services pay subsidies to the Company to supplement revenue from billings to third-party payors. The Company generates revenue from its office-based physician services pursuant to various payment arrangements, including shared-risk capitation arrangements, fee-for-service or discounted fee-for-service arrangements and other capitation arrangements.

     The Company's objective is to expand its business by increasing the number of hospitals and other health care facilities at which it provides specialist physician services, providing physician services in additional specialties to existing hospital customers and acquiring additional physician practices. One of the Company's key strategies is to create integrated physician groups, consisting of both hospital-based and office-based physicians in various complementary specialties, that support the Company's hospital customers. As of March 17, 1997, the Company employed, or managed the practices of, approximately 210 physicians practicing under 42 specialty service contracts with 27 health care facilities and at 21 office locations. The Company currently intends to sell certain office-based practices consisting of nine office locations at which the Company employs approximately 16 physicians. See "Operations - Office-based Physician Services" below for more information.

OPERATIONS

     HOSPITAL-BASED PHYSICIAN SERVICES. The Company currently provides or manages hospital-based physician services at 22 hospitals and five ambulatory surgery facilities located in Florida, New York, Texas, Virginia and West Virginia. These services are provided by approximately 160 physicians who are employed by the Company or whose practices are managed by the Company, of which 75 are anesthesiologists, 45 are neonatologists or pediatricians, and 40 are emergency room physicians. The Company also has entered into an agreement to provide management services relating to the operation of anesthesia departments at six hospitals located in California.

     In most of its arrangements with hospitals and ambulatory surgery facilities, the Company is responsible for recruiting and employing physicians and other health care professionals who provide health care services at the facility. In addition, the Company provides a comprehensive range of support services, including contracting with third-party payors, billing and collections, malpractice risk management, quality assurance, and physician recruiting and credentialling. By entering into a contract with the Company, a hospital substantially reduces its responsibilities related to the contracted specialty, and eliminates the administrative burdens related to providing physician coverage, since the Company provides the contracted services on a 24-hour a day, 365-day a year basis.

     For each hospital or ambulatory surgery facility, the Company appoints a supervising physician who assumes an on-site leadership role with respect to all aspects of the services provided by the Company. In addition to providing physician services, this physician supervises the other physicians and other health care professionals at the facility, participates in the recruitment, promotion and compensation of physicians and other health care professionals employed or managed by the Company, and serves as a coordinator between the Company and other personnel at the facility.

     Since its inception, and unlike many of its competitors, the Company has directly employed most of its hospital-based specialist physicians and other health care professionals. The Company currently has employment agreements with most of its hospital-based physicians, which generally provide for terms of between one and five years and include non-competition provisions. The Company also employs advanced registered nurse practitioners, certified nurse midwives and physician assistants who provide services in accordance with written protocols. The compensation structure for physicians and other health care professionals is intended to be competitive within the geographic market in which they are employed.

     The Company and its predecessors have been providing and managing hospital-based physician services for more than 40 years. All of the Company's specialist physician services were in the area of anesthesia until 1994, when the Company began to deliver emergency physician services. In 1996, the Company further expanded the scope of its hospital-based services to include neonatology and pediatrics. Except for one acquisition in March 1996, the Company has expanded its hospital-based services business entirely by being awarded new contracts for its services. In March 1996 the Company acquired a 43-physician neonatology and pediatric practice which delivered specialist physician services at 11 hospitals in Florida and Virginia. This acquisition added neonatology and pediatrics to the Company's hospital-based physician services.

     OFFICE-BASED PHYSICIAN SERVICES. The Company currently employs, or manages the practices of, approximately 50 office-based physicians, of which 33 are primary care physicians, 11 are obstetricians, and six are rheumatologists. The practices of these physicians are conducted at 21 office locations, all of which are in Florida. The Company also provides primary care physician services to hospitalized members of a managed care organization through a panel services agreement with the managed care organization. All of the physician office locations are leased by the Company under long-term lease arrangements, except for one location, which is owned by the Company.

     In November 1996, the Company announced that in connection with a change in its strategic direction, it intends to sell non-strategic office-based physician practices. One of these non-strategic office locations was sold by the Company in December 1996 and another one was sold in February 1997. The Company currently intends to sell the remaining non-strategic practices, which consist of nine office locations, at which the Company currently employs 10 primary care physicians and six rheumatologists.

     The Company's primary focus in its office-based services business is to expand its obstetrical practices and to acquire additional obstetrical practices. Office-based obstetrical practices complement the Company's hospital-based services business because a significant number of obstetrical patients require anesthesia and/or neonatology physician services. The Company currently employs, or manages the practices of, 11 office-based obstetricians practicing in five office locations.

     The Company commenced its office-based services business in 1994 by acquiring a four-location primary care practice that employed nine physicians. The Company completed an additional eleven acquisitions of office-based primary care, obstetrical and rheumatology practices during the period from December 1994 to October 1996. In addition, the Company entered into two long-term management agreements in 1996, under which it manages the practices of certain office-based physicians in exchange for a fee. Substantially all of the
Company's office-based revenue has been derived from acquired physician practices and the two management agreements.

     The Company has employment agreements with substantially all of its office-based physicians, which generally provide for terms of between one and five years and include non-competition provisions. The Company also employs nurses, other clinical personnel and administrative personnel for its office-based operations.

     ACQUISITIONS. The Company typically acquires a physician practice by paying the owners of the practice a multiple of the expected post-acquisition earnings of the practice, and entering into long-term employment agreements with the former physician owners of the practice. These employment agreements range from three to ten years in length and typically provide for base compensation and employee benefits and may contain incentive compensation provisions based on increases in productivity and efficiency.

     MANAGEMENT AGREEMENTS. In some cases, as an alternative to acquiring a physician practice, the Company enters into a long-term management agreement with the practice. In connection with a management agreement, the Company typically purchases the accounts receivable, furniture and equipment of the practice, and may pay for additional intangible rights, including restrictive covenant agreements with the practice's affiliated physicians.

MANAGED CARE

     A substantial majority of the Company's total revenue is derived from third-party payors under various managed care arrangements. Such arrangements include negotiated discounted fee-for-service arrangements for the Company's hospital-based and office-based physician services, and shared-risk capitation and other capitation arrangements with certain of the Company's office-based primary care practices.

     Approximately 90% of the Company's shared-risk capitation revenue is derived from a single third-party payor, Humana Medical Plan ("Humana"). The Company does not have a written contract with Humana with respect to these shared-risk capitation arrangements. The revenue under these arrangements is generated by certain primary care practices which were acquired by the Company between September 1994 and February 1995. Since the respective acquisition dates of these practices, the shared-risk capitation arrangements between the Company and Humana have been patterned on the terms of the contracts that were in effect prior to the Company's acquisition of these practices.

     As discussed above under "Operations - Office-based Physician Services," the Company currently intends to sell certain of its office-based physician practices. The practices being sold include substantially all of the Company's shared-risk capitation business.

CONCENTRATION OF REVENUE

     A significant portion of the Company's revenue is derived from delivering or managing hospital-based physician services at multiple hospitals which are under common ownership. Of the Company's total net revenue in 1996, approximately $18.2 million, or 19.6%, was derived from anesthesia and neonatology services delivered at three hospitals owned and operated by the South Broward Hospital District. In addition, approximately $17.1 million, or 18.4% of the Company's total net revenue in 1996, was derived from anesthesia, neonatology, pediatric and emergency services delivered at 12 hospitals owned and operated by Columbia/HCA Healthcare Corp. In addition, approximately $11.0 million, or 11.9% of the Company's total net revenue in 1996, was derived from anesthesia, neonatology, pediatric, emergency and management services delivered at 11 hospitals owned and operated by OrNda Healthcorp, which was recently acquired by Tenet Healthcare Corporation ("Tenet"). In addition, approximately $1.9 million, or 2.0% of the Company's total net revenue in 1996, was derived from anesthesia, neonatology and pediatric services delivered at three hospitals owned and operated by Tenet.

     A significant portion of the Company's revenue from both hospital-based and office-based physician services is derived from various arrangements, including fee-for-service and capitation arrangements, with Humana and its affiliates. During 1996, the Company derived total net revenue of approximately $19.3 million from Humana and its affiliates, which accounted for 20.8% of the Company's total net revenue.

INFORMATION SYSTEMS

     The Company has developed and continues to develop sophisticated management information systems to support both its current level of operations and its growth strategy. The Company has physician billing and collection systems it utilizes in connection with its hospital-based physician services. These billing and collection systems, which have been tailored to the Company's requirements, enable the Company to accommodate numerous and diverse payment arrangements with third-party payors.

     During the period from 1994 to 1996, the Company collaborated with IBM Corporation and its affiliates in an attempt to develop an integrated, open architecture billing and collection, referral management, pharmacy management, and electronic medical record system. This project was designed to produce a comprehensive information system that would be used to effectively manage the Company's shared-risk capitation business. As discussed above, the Company is currently in the process of selling several primary care practices which include substantially all of the Company's shared-risk capitation business. The comprehensive information system has not been completed, and because the Company intends to sell the operations for which it was designed, its completion is no longer being pursued by the Company. As a result, the cost of the computer software and certain computer equipment related to this project, which was an aggregate of approximately $800,000, was written off to expense during 1996, and is included in the $17.4 million write-down of office-based net assets recorded during 1996. See Note 1(i) to the Company's consolidated financial statements for more information on the write-down.

     Although the comprehensive information system was not completely developed, certain components of it were completed and have been implemented by the Company. The Company is currently utilizing the billing and collections component of this system in several of its owned and managed office-based practices and the Company may implement this component into other office-based practices in the future. The license agreement between the Company and IBM Corporation permits the Company to place these key elements of the system at an unlimited number of practice sites owned or managed by the Company at no additional license cost. Alternatively, the Company may replace this billing and collection system with an alternative system that does not contain features designed to manage shared-risk capitation business, which are no longer relevant to the Company's growth strategy.

CONTRACTUAL ARRANGEMENTS

     The Company uses a variety of contractual arrangements with respect to the physicians which it employs, manages, or with which it is otherwise affiliated. The particular contractual arrangement used in each case is influenced by a number of factors including the desires of physicians, the type of practice in which the physicians are engaged, financial considerations, statutory limitations on the corporate practice of medicine and other regulatory concerns, and, with respect to newly-affiliated practices, the terms of any pre-existing contracts.

     The Company has structured its acquisitions of, or affiliations with, physician practices as asset purchases, mergers, stock purchases and management agreements. In connection with any of these transactions, the Company typically pays the owners of the practice a multiple of expected post-acquisition earnings of the practice, or a multiple of expected earnings from a management agreement, as applicable. In the case of some management agreements, the Company acquires the accounts receivable, furniture, fixtures and equipment of the practice and pays the owner of the practice the estimated fair market value of these assets. In connection with certain management agreements, the Company purchases an option to acquire the practice being managed for a nominal amount.

     In connection with the acquisition of a physician practice, the Company typically enters into employment agreements with the physician owners and other key management personnel. These agreements typically provide for a base salary, incentive compensation, terms of between three and ten years, and non-competition provisions. The compensation structure for physicians is intended to be competitive within the geographic market in which each physician is employed. The Company also has employment agreements with nearly all of the hospital-based and office-based physicians which it employs outside the context of an acquisition of a practice.

     In connection with a management services agreement, the Company typically manages all aspects of the practice other than the provision of medical services, which is controlled by the physician. The Company typically is responsible for all leases for office space and equipment, hires all non-clinical office personnel and provides comprehensive management services, including physician recruiting and credentialling, managed care contracting, malpractice risk management, utilization review, billing and collections, and management information systems. In exchange for these services, the practice pays the Company a management fee.

     The Company has management services arrangements with three practices that are affiliates of the Company, Sheridan Medical Healthcorp, P.C. ("Sheridan NY"), Sheridan Healthcare of Texas, P.A. ("Sheridan TX"), and Arthritis and Rheumatic Disease Specialties, P.A. ("ARDS"). Each of these three affiliates is owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. These affiliates pay the Company a management fee that is based on expenses incurred by the Company plus either a percentage fee based on net revenues, or a flat fee, depending upon local laws or regulations, subject to a limitation that the fee not exceed the amount that would be charged for similar services by an unaffiliated third party. These affiliated practices are included in the Company's consolidated financial statements, and the related management fees are eliminated in consolidation.

     The Company has contractual arrangements with hospitals and ambulatory surgery centers which govern its delivery of hospital-based physician services. The agreements governing such operations are generally for terms of between one and five years and provide for termination upon 60 to 180 days notice, although the Company has a number of agreements which have terms of at least five years and are terminable only for cause. These agreements generally grant the Company the exclusive right to provide certain physician services at the particular health care facility and directly bill third-party payors for its services, subject to a requirement that the Company's fees be approved by the health care facility. The Company has agreed with certain facilities to charge third-party payors the same rates for services delivered at such facilities as the Company charges those third-party payors for services delivered at other facilities within designated geographic areas. A number of these contractual arrangements are not in writing, were established either through a course of conduct or through oral understandings, and are terminable by either party at will.

     In addition to contracts pursuant to which the Company is responsible for the provision of medical services, the Company has a five-year contract with a hospital company to provide management services relating to the operation of anesthesia departments at six hospitals located in California.

     The Company is paid for its hospital-based physician services by third-party payors pursuant to a number of arrangements, including discounted fee-for-service and global fee or per diem arrangements. In addition, the Company has arrangements with several hospitals under which the Company receives a contractual subsidy or income guarantee from the hospital to supplement revenue from billings to third-party payors.

     Pursuant to a panel services agreement with a health maintenance organization, the Company is responsible for providing inpatient physician care to members of that organization who are admitted to certain hospitals, and for managing the utilization of hospital services by those patients. In exchange for its services, the Company is paid a fixed monthly fee by the health maintenance organization.

GOVERNMENT REGULATION

     Because the Company is a participant in the health care industry, its operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because the Company is involved in many aspects of the health care industry, much of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

     A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 14.0% of the Company's total net revenue in 1996 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 11.5% of the Company's total net revenue in 1996 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations. As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

     The office-based physician practices which the Company currently intends to sell include substantially all of the Company's revenue that is derived from capitation payments from health maintenance organizations for patients who have assigned their Medicare or Medicaid benefits to the health maintenance organizations.

     The federal Medicare program adopted a system of reimbursement of physician services, known as the resource based relative value scale ("RBRVS"), which took effect in 1992 and was implemented on December 31, 1996. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement will result in some cases in a reduction and in some cases in an increase, compared to historical levels, in the reimbursement rates received by the Company for services rendered to Medicare beneficiaries.

     The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine and certain self-referral laws and regulations restrict the activities of physicians who are employed by entities in which they have ownership interests. The structure of the Company's operations in certain states is influenced by the laws prohibiting business corporations from practicing medicine and the structure of the Company's arrangements with physicians, who may be restricted by self-referral laws, is influenced by those self-referral laws and regulations.

     Sheridan NY, Sheridan TX, and ARDS are each wholly-owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. The Company has a management services arrangement with each of Sheridan NY, Sheridan TX and ARDS, under which each of those companies delegates to the Company responsibility for the provision to them of all management services, personnel, bookkeeping and accounting services, and billing and collection services, to the extent permitted by law. In exchange, the Company receives a management fee. This management services agreement is terminable by a party (i) if the other party fails to perform in any material respect any material obligation, which failure is not cured within 60 days after notice or (ii) upon the application for, or consent to, the appointment of a receiver, trustee or liquidator of all or a substantial part of the other party's assets, the filing of a petition in bankruptcy or consent to an involuntary petition in bankruptcy by the other party and certain other events.

     Expansion of the operations of the Company to certain other jurisdictions could require additional structural and organizational modifications of the Company's form of relationship with hospitals or physician practices. Those changes, if any, could have an adverse effect on the Company. The laws in most states regarding the corporate practice of medicine and the laws relating to self-referral have been subject to limited judicial and regulatory interpretation and, therefore, no assurances can be given that if the Company's activities are challenged that they will be found to be in compliance with all applicable laws and regulations.

     In addition to prohibiting the practice of medicine, numerous states prohibit entities like the Company from engaging in certain health care related activities such as fee-splitting with physicians. Florida, for instance, enacted in April 1992 a Patient Self-Referral Act that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures, requires disclosure of ownership in businesses to which patients are referred and places other regulations on health care providers. The Company believes that its Florida practices fit within the group practice exemption contained in the Patient Self-Referral Act. However, investments or contractual relationships with businesses not specifically operated by the Company would, in some cases, be prohibited. The Company believes that it is likely that other states will adopt similar legislation. Accordingly, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form of relationship with hospitals or physician practices in those states. Those changes, if any, could have an adverse effect on the Company.

     Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Company believes that it has not violated the Anti-kickback Statute. Violation of the
Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

     In July 1991 and November 1992, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements, and employee relationships. A proposed regulation establishing additional safe harbors was published in September 1993 that would offer new protections under the Anti-kickback Statute to eight activities, including referrals within group practices consisting of active investors. Final regulations have not yet been published. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Although the Company believes that it is not in violation of the Anti-kickback Statute, some of its operations do not fit within any of the existing or proposed safe harbors, and, accordingly, there can be no assurance that the Company's practices will not be found to be in violation of the statute, and any such finding could have a material adverse effect on the Company.

     Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act Of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Stark legislation is broad and ambiguous and interpretative regulations clarifying the provisions of Stark II have not been issued. While the Company believes it is in compliance with the Stark legislation, there can be no assurance this is the case. Future regulations could require the Company to modify the form of its relationships with physician groups. Moreover, the violation of Stark I or II by the Company could result in significant fines or penalties and exclusion from participation in the Medicare and Medicaid programs. Such penalties or exclusion, if applied to the Company, could result in significant loss of reimbursement which would adversely affect the Company.

     On March 27, 1996, the United States Department of Health and Human Services promulgated regulations pursuant to the requirements of the Omnibus Budget Reconciliation Act Of 1990 concerning physician incentive plans. The regulations provide that physician incentive plans may operate only if no specific payment is made directly or indirectly under the plan as an inducement to reduce or limit medically necessary services furnished to a specific enrollee. These regulations only apply to enrollees who are entitled to Medicare or Medicaid benefits under a prepaid health plan. The Company is currently evaluating these regulations to determine the effect, if any, of the regulations on the Company's current operations, including its contractual arrangements with its physicians and prepaid health plans. There can be no assurance that these new regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Because the Company intends to maintain certain of the health care practices that it acquires as separate legal entities, they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company intends to comply with such state and federal laws as may affect its operations, but there is no assurance that the review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company.

     There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers which fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. The Company believes it is in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, but regulatory authorities may differ and in such event the Company may have to modify its physician billing arrangements. Noncompliance with such regulations may adversely affect the operation of the Company and subject it to penalties and additional costs.

     Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to the hiring and contracting of physicians by other health care providers or to companies which participate in capitated arrangements, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

COMPETITION

     The provision of health care services and physician practice management services are both highly competitive businesses in which the Company competes for contracts with numerous entities in the health care industry. The Company also competes with traditional providers and managers of health care services for the recruitment of employed or managed physicians. In addition, the Company, in pursuing its growth strategy, faces competitive pressures for the acquisition of the assets of, and the provision of management services to, additional hospital-based and office-based physician practices. Several companies, both publicly and privately held, that have longer operating histories and greater resources than the Company are pursuing the acquisition of the assets of physician practices and management contracts with physician practices. There can be no assurance that the Company will be able to continue to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services to, physician practices on terms beneficial to the Company.

CORPORATE LIABILITY AND INSURANCE

     The risk of physician malpractice liability is inherent in the Company's business. In order to mitigate this risk, the Company maintains professional liability insurance on a claims-made basis. The Company has a primary malpractice insurance policy which covers losses incurred by the Company up to a limit of $1.0 million per individual claim and a limit of $7.5 million per calendar year for all claims combined. In addition, the Company has a secondary malpractice insurance policy which covers losses in excess of the primary policy limits, up to a limit of $5.0 million per individual claim and a limit of $5.0 million per calendar year for all claims combined. Under the primary policy, the Company is required to pay a self-insured retention amount equal to the first $150,000 of losses for each individual claim up to a maximum aggregate self-insured retention amount of $900,000 for all claims in one calendar year. Defense costs in excess of these self-insured retention amounts are paid by the Company's insurer. The Company also maintains directors' and officers' liability insurance and general liability insurance on a claims-made basis.

TRADEMARKS

     The Company has rights to a trademark and a service mark for "Sheridan Healthcare, Inc." and "Sheridan Healthcorp, Inc." registered with the U.S. Patent and Trademark Office. The Company also has a pending application for a trademark and a service mark for "Sheridan Children's Healthcare Services, Inc."

EMPLOYEES

     As of March 17, 1997, the Company had approximately 680 employees, substantially all of whom were full-time. Of the total number of employees, approximately 200 were physicians and approximately 480 were non-physician clinical and administrative support personnel.

ITEM 2.  PROPERTIES
         ----------

     The Company leases substantially all of the office space required by its operations, including its corporate headquarters in Hollywood, Florida and its physician office locations, at an aggregate monthly rental expense of approximately $210,000. The Company currently leases approximately 45,000 square feet of office space for its corporate headquarters. This lease is for a term of ten years, which expires in 2005, and provides for a monthly rental payment of approximately $68,000 (adjusted for certain operating expenses). In March 1997, the Company notified the lessor of its corporate headquarters that it intends to reduce the size of its office space by approximately 9,000 square feet, pursuant to an option contained in the lease agreement, which will reduce the monthly rental payment by approximately $12,000 beginning in July 1997. The Company also leases office space for its physician practices under leases with remaining terms which expire at various dates from 1997 to 2007, and monthly rental payments ranging from $1,200 to $13,300. In addition, the Company owns a 3,000 square foot one-story building in Miami, Florida, which is used as a primary care office. The Company considers its facilities to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     From time to time, the Company is party to various claims, suits and complaints. In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The common stock of the Company is traded on the Nasdaq National Market under the symbol SHCR. There is no established trading market for the Company's non-voting Class A common stock. The high and low sales prices of the Company's common stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:

                                                 1997(1)                1996                 1995 (2)
                                             ---------------       ---------------      ---------------
                                             HIGH        LOW       HIGH        LOW      HIGH        LOW
                                             ----        ---       ----        ---      ----        ---

         First Quarter..................    10 1/16      5 5/8      13         8 1/4     ---        ---
         Second Quarter.................      ---        ---       11 3/4      7 3/8     ---        ---
         Third Quarter..................      ---        ---       10 1/4       8        ---        ---
         Fourth Quarter.................      ---        ---       8 3/4       4 5/8    13 5/8      8 1/4

(1)  Through March 17, 1997.
(2)  The Company's common stock was first traded publicly on October 31, 1995.

     On March 25, 1997, the closing sale price of the Company's common stock was $8.125. As of March 17, 1997, there were approximately 1,300 holders of the common stock of the Company, including 54 holders of record. As of March 17, 1997, there was one holder of non-voting Class A common stock. The approximate number of holders of the Company's common stock was determined based on information obtained from certain investment brokerage firms and mailing services used by other investment brokerage firms. The Company has not declared or paid any cash dividends on its common stock. The Company's revolving credit facility prohibits the payment of cash dividends prior to repayment of the outstanding balance under the credit facility in full.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following selected financial data have been derived from the audited financial statements of the Company and its Predecessor. (See Note 1 to the Company's consolidated financial statements for an explanation of the Predecessor.) The financial statements of the Predecessor as of and for the years ended December 31, 1992 and 1993 have been audited by Peed, Koross, Finkelstein & Crain, P.A. The financial statements of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company as of December 31, 1994, 1995 and 1996 and for the period from November 29, 1994 to December 31, 1994 and the years ended December 31, 1995 and 1996 have been audited by Arthur Andersen LLP. The combined statement of operations data for 1994 combines the audited results of operations of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company for the period from November 29, 1994 to December 31, 1994. This combined information is presented to provide meaningful period to period comparisons. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the Predecessor and the notes thereto included elsewhere in this report.

                                         COMPANY               COMBINED        COMPANY                     PREDECESSOR
                               ---------------------------   ------------    ------------   ---------------------------------------
                                                                             PERIOD FROM    PERIOD FROM
                                        YEAR ENDED                           NOVEMBER 29,    JANUARY 1,           YEAR ENDED
                                       DECEMBER 31,          YEAR ENDED        1994 TO        1994 TO             DECEMBER 31,
                               --------------------------    DECEMBER 31,    DECEMBER 31,   NOVEMBER 28,   ------------------------
                                   1996           1995          1994             1994          1994           1993         1992
                               -----------    -----------    -----------     ------------   -----------    -----------  -----------
STATEMENT OF OPERATIONS
 DATA (IN THOUSANDS):
Net  revenue................   $    92,767  $    64,665      $    38,624     $     5,129    $    33,495    $    29,891  $    27,594
Operating expenses:
 Direct facility  expenses..        66,125       47,477           26,531           4,089         22,442         19,971       18,706
 Provision for bad debts....         3,605        2,324            1,909             159          1,750          1,742        1,642
 Salaries and benefits......         6,967        5,398            3,127             452          2,675          2,495        1,763
 General and administrative.         4,561        3,976            2,581             297          2,284          1,666        1,341
 Write-down of office-based
   net assets...............        17,360          ---              ---             ---            ---            ---          ---
 Physician stockholders'
   payroll in excess of
   base salary (1)..........           ---          ---            1,949             ---          1,949          3,644        5,706
 Loss on dissolution of
   subsidiary...............           ---          ---              ---             ---            ---            886          ---
 Transaction costs..........           ---          ---              372             372            ---            ---          ---
 Amortization...............         2,491        2,630              270             173             97            ---          ---
 Depreciation...............         1,023          559              177              65            112             44           46
                               -----------   ----------        ---------      ----------     ----------     ----------   ----------
 Operating income (loss)....        (9,365)       2,301            1,708            (478)         2,186           (557)      (1,610)
Interest expense, net.......         2,572        4,254              634             341            293            ---          ---
Other expense...............           ---          ---              ---             ---            ---            227          ---
                               -----------   ----------        ---------      ----------     ----------     ----------   ----------
Income (loss) before income
   taxes and extraordinary
   item.....................       (11,937)      (1,953)           1,074            (819)         1,893           (784)      (1,610)
Income tax expense (benefit)           189         (456)             460            (177)           637           (303)        (638)
                               -----------   ----------        ---------      ----------     ----------     ----------   ----------
Income (loss) before
   extraordinary item.......       (12,126)      (1,497)             614            (642)         1,256           (481)        (972)
Extraordinary item..........           ---       (2,184)             ---             ---            ---            ---          ---
                               -----------  -----------      -----------     -----------     ----------    -----------   ----------
 Net income (loss)..........   $   (12,126) $    (3,681)     $       614     $      (642)    $    1,256    $      (481)  $     (972)
                               ===========  ===========      ===========     ===========     ==========    ===========   ==========

Loss before extraordinary
 item per share.............   $     (1.84) $     (1.05)                     $      (.36)
Net loss per share..........         (1.84)       (1.86)                            (.36)

                                                        COMPANY                                                   PREDECESSOR
                               ---------------------------------------------------------                    -----------------------
                                                      DECEMBER 31,                                                DECEMBER 31,
                               ---------------------------------------------------------                    -----------------------
                                   1996         1995                             1994                           1993        1992
                               -----------  -----------                      -----------                    -----------  ----------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital .............  $     8,336  $     4,299                      $     1,338                    $     1,659  $    1,431
Total assets.................       73,408       64,373                           54,127                          8,356       8,161
Long-term debt, net..........       21,367       11,365                           30,581                            101         303
Stockholders' equity.........       35,958       42,669                           13,361                            130         642

(1) Physician stockholders' payroll in excess of base salary  represents amounts paid to  physician stockholders of the Predecessor in excess of the market compensation rate for the physician services provided to the Predecessor by those stockholders. Such payments ceased upon the Company's acquisition of the Predecessor on November 28, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: fluctuations in the volume of services delivered by the Company's affiliated physicians, changes in the reimbursement rates for those services, uncertainty about the ability to collect the appropriate fees for those services, fluctuations in the cost and utilization rates of referral services used by patients that are subject to shared-risk capitation arrangements, the loss of significant hospital or third-party payor relationships, and changes in the number of patients using the Company's physician services.

GENERAL

     The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics and emergency services and owns and operates, or manages, office-based primary care, obstetrical and rheumatology practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company generates revenue from its specialist physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis. In addition, several hospitals at which the Company provides specialist physician services pay subsidies to the Company to supplement revenue from billings to third-party payors. The Company generates revenue from its office-based physician services pursuant to various payment arrangements, including shared-risk capitation arrangements, fee-for-service or discounted fee-for-service arrangements, and other capitation arrangements.

     Prior to September 1994, the Company generated substantially all of its revenue from specialist physician services delivered at hospitals and ambulatory surgical facilities. From September 1994 to October 1996, the Predecessor and the Company completed twelve acquisitions of office-based primary care, obstetrical and rheumatology practices for an aggregate purchase price of $26.3 million, as described below. These twelve acquisitions accounted for substantially all of the Company's office-based revenue during the three years ended December 31, 1996. In March 1996, the Company completed the acquisition of a 43-physician hospital-based neonatology and pediatric practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. All of these acquisitions were accounted for as purchases, and accordingly, the Company's financial statements include the operations of each of the acquired practices beginning on each respective date of acquisition. During the year ended December 31, 1996, 68.9% of the Company's net revenue was derived from specialist physician services delivered at hospitals and ambulatory surgical facilities, and the remaining 31.1% was derived from office-based physician practices.

     On November 28, 1994, the Company acquired all of the outstanding common stock of Sheridan Healthcorp, Inc. (the "Predecessor") for approximately $43.3 million (the "1994 Acquisition"). As a result of this transaction, the Company incurred significant interest expense in 1995, which was related to the debt incurred to finance the transaction, and has incurred significant goodwill amortization expense since November 28, 1994. Prior to the 1994 Acquisition, physician stockholders of the Predecessor received compensation payments in excess of the market compensation rate for the physician services provided to the Predecessor by those stockholders. Such payments ceased upon consummation of the 1994 Acquisition. The period-to-period comparisons set forth below include a comparison of the 1995 results of the Company to the combined results of the Predecessor for the period from January 1, 1994 to November 28, 1994, and the Company for the period from November 29, 1994 to December 31, 1994. The Company believes that this full year-to-full year comparison is more meaningful than a partial year comparison would be.

     On September 1, 1994, the Predecessor acquired a four-facility primary care practice for approximately $8.7 million in cash and deferred payments. From December 1, 1994 to March 1, 1995, the Company completed five acquisitions of primary care and obstetrical practices for an aggregate of approximately $4.5 million in cash and deferred payments. On June 5, 1995, the Company acquired a three-facility primary care practice for $3.0 million in cash. In a transaction related to the June 1995 acquisition, one of the principal physicians operating the acquired practice assigned a panel services agreement with a health maintenance organization to the Company for approximately $1.3 million in cash and deferred payments and approximately 35,000 shares of common stock of the Company. In another transaction related to the June 1995 acquisition, the Company agreed to make a deferred payment of $700,000 to a physician employed by the acquired practice, which was paid during the fourth quarter of 1995. This payment was treated as a bonus for accounting purposes, and accordingly, was charged to expense in its entirety during 1995. From January 1, 1996 to October 4, 1996, the Company completed five acquisitions of primary care, obstetrical and rheumatology practices for an aggregate of approximately $8.2 million in cash and deferred payments.

     As discussed above under "Operations - Office-based Physician Services," the Company sold one office-based practice location in December 1996, sold a second office-based location in February 1997, and currently intends to sell several other practices. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995 and two rheumatology practices acquired in 1996.

     Under shared-risk capitation arrangements, which accounted for approximately 15.4% of the Company's net revenue in 1996, the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients.

     Commencing in 1994, the Company made significant investments in personnel, computer equipment, computer software and other infrastructure costs in order to effectively manage all of the acquired physician practices, particularly those practices which derive a majority of their revenue from shared-risk capitation arrangements. These investments resulted in significant increases in salaries and benefits, general and administrative expenses, and capital expenditures during 1995 and 1996, compared to prior years. The Company's office-based physician practices generated net revenues of $28.9 million and $20.8 million in 1996 and 1995, and incurred operating losses of $2.0 million and $1.5 million in 1996 and 1995. The $1.5 million operating loss in 1995 includes a $700,000 bonus paid to a physician employed by a practice acquired by the Company in June 1995, as discussed above. Due to the Company's decision to sell certain office-based practices, as discussed above, it has discontinued its investment in computer software and equipment that was designed to support its shared-risk capitation business.

     On November 4, 1996, the Company announced a change in its strategic direction, which was to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and its intent to dispose of non-strategic office-based physician practices. Due to this change in strategic direction, the Company wrote down certain assets related to its office-based operations to their estimated realizable values, and accrued certain liabilities for commitments that no longer have value to the Company's future operations. These adjustments resulted in a $17.4 million charge to earnings in 1996. See Note 1(i) to the Company's consolidated financial statements for more information.

     The accompanying consolidated financial statements include disclosure of net revenue and operating income for each of the Company's two divisions, the hospital-based services division and the office-based services division. Under the Company's new strategic direction, as discussed above, the Company intends to integrate its hospital-based and office-based operations together by forming multi-specialty physician networks that support its hospital customers. The Company expects that it will make investments and incur expenses in its office-based operations that are designed to increase the earnings from its hospital-based operations. Therefore, the Company believes that it will no longer be meaningful to report operating income separately for these two divisions. In addition, the Company currently intends to sell several of its office-based practices, as discussed above. The Company anticipates that after such practices are sold, its office-based operations will be less material to its consolidated financial statements than they are currently. Therefore, the Company does not expect to report operating income separately for these two divisions in the future.

     As a result of the 1994 Acquisition and several acquisitions of physician practices made by the Company and its Predecessor, goodwill constitutes a substantial percentage of the total assets of the Company, and the Company's results of operations include substantial expenses for goodwill amortization. Goodwill is the excess of the purchase price of acquired businesses over the fair value of the net assets of those acquired businesses (which net assets include any separately identifiable intangible assets). As of December 31, 1996, the Company's total assets were approximately $73.4 million, of which approximately $46.1 million, or 62.8%, was goodwill. Of the total goodwill at December 31, 1996, $29.3 million is related to the 1994 Acquisition, and $16.8 million is related to several acquisitions of physician practices completed by the Predecessor and the Company, as described above.

     The goodwill related to the 1994 Acquisition represents the going concern value of the Company, which consists of the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Since these assets are believed by the Company to have useful lives of an indefinite length, and the Company is not aware of any facts or circumstances that would limit the useful lives of these assets, this goodwill is being amortized over 40 years. The Company also acquired other intangible assets as part of the 1994 Acquisition, including the value of the Company's physician employee workforce, management team, non-physician employee workforce and computer software. These intangible assets have been capitalized separately from goodwill and are being amortized over their estimated useful lives, which range from five to seven years.

     The goodwill related to the acquisitions of physician practices also represents the going concern value of those practices. However, since the going concern value of an individual physician practice, or a small group of practices, is subject to a higher degree of risk than the Company as a whole and may be more adversely affected by changes in the health care industry, this goodwill is being amortized over shorter periods ranging from 10 to 20 years.

     The Company continuously evaluates all components of goodwill and other intangible assets to determine whether there has been any impairment of the carrying value of goodwill or such other intangible assets or their useful lives. The Company is not aware of any such impairment at the current time, except for the impairment included in the $17.4 million write-down of office-based net assets discussed above, which resulted primarily from the Company's change in strategic direction.

RESULTS OF OPERATIONS

     The following table shows certain statement of operations data expressed as a percentage of net revenue:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                          1996          1995          1994(1)
                                                                        -------       --------        -------

         Net revenue.............................................         100.0%        100.0%          100.0%
         Operating expenses:
            Direct facility expenses.............................          71.3          73.4            68.7
            Provision for bad debts..............................           3.9           3.6             4.9
            Salaries and benefits................................           7.5           8.3             8.1
            General and administrative...........................           4.9           6.1             6.7
            Write-down of office-based net assets................          18.7           ---             ---
            Physician stockholders' payroll in
               excess of base salary.............................           ---           ---             5.0
            Transaction costs....................................           ---           ---             1.0
            Amortization.........................................           2.7           4.1             0.7
            Depreciation.........................................           1.1           0.9             0.5
                                                                          -----         -----           -----
               Total operating expenses..........................         110.1          96.4            95.6
                                                                          -----         -----           -----
         Operating income (loss).................................         (10.1)%         3.6%            4.4%
                                                                          =====         =====           =====

     (1) Represents combined data of the Predecessor for the period from January 1, 1994 to November 28, 1994, the date of the 1994  Acquisition,  and of the  Company for the  period  from  November 29,  1994  to
         December  31,  1994.  This combined information is presented to provide  meaningful  period-to-period comparisons.

Year Ended December 31, 1996 Compared To Year Ended December 31, 1995

     Net revenue increased $28.1 million, or 43.5%, from $64.7 million in 1995 to $92.8 million in 1996. Net revenue from hospital-based services increased $20.1 million, from $43.8 million in 1995 to $63.9 million in 1996. Of this increase, $10.0 million was due to the addition of several new contracts for hospital-based services, and $9.7 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in
Note 2 to the accompanying consolidated financial statements. Net revenue from office-based services increased $8.1 million, from $20.8 million in 1995 to $28.9 million in 1996. This increase was primarily due to several acquisitions of office-based physician practices from February 1995 to October 1996, as described in Note 2 to the accompanying consolidated financial statements, which were partially offset by a decline in the number of patients served under shared-risk capitation arrangements.

     Direct facility expenses increased $18.6 million, or 39.3%, from $47.5 million in 1995 to $66.1 million in 1996. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses was primarily due to several acquisitions of physician practices and several new contracts for hospital-based services, as discussed in the preceding paragraph. As a percentage of net revenue, direct facility expenses decreased from 73.4% in 1995 to 71.3% in 1996. The direct facility expense percentage for hospital-based services decreased from 64.7% in 1995 to 61.0% in 1996. This decrease was primarily due to a decrease in payroll and employee benefits for clinical personnel, and a decrease in malpractice expense, both as a percentage of net revenue, in same-store contracts for hospital-based services. The direct facility expense percentage for office-based services increased from 91.7% in 1995 to 94.0% in 1996. This increase was primarily due to increased utilization of referral specialists and hospital services by patients served under shared-risk capitation arrangements.

     The provision for bad debts increased $1.3 million, or 55.1%, from $2.3 million in 1995 to $3.6 million in 1996. This increase was primarily due to a 43.5% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased slightly from 3.6% in 1995 to 3.9% in 1996.

     Salaries and benefits increased $1.6 million, or 29.1%, from $5.4 million in 1995 to $7.0 million in 1996. This increase was primarily due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, an increase in the Company's general corporate organization to support growth of the Company, and the development of the Company's primary care management infrastructure, which occurred primarily in the second and third quarters of 1995. As a percentage of net revenue, salaries and benefits decreased from 8.3% in 1995 to 7.5% in 1996 primarily due to a 43.5% increase in net revenue, as discussed above.

     General and administrative expense increased $585,000, or 14.7%, from $4.0 million in 1995 to $4.6 million in 1996. This increase was primarily due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as discussed above, an expansion of the corporate office, and increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense decreased from 6.1% in 1995 to 4.9% in 1996 primarily due to a 43.5% increase in net revenue, as discussed above.

     Due to a change in the Company's strategic direction, as discussed above under "General," the Company wrote down certain assets related to its office-based operations to their estimated realizable values, and accrued certain liabilities for commitments that no longer have value to the Company's future operations. These adjustments resulted in a $17.4 million charge to earnings in 1996. See Note 1(i) to the accompanying consolidated financial statements for more information.

     Amortization expense decreased $139,000, or 5.3%, from $2.6 million in 1995 to $2.5 million in 1996. This decrease was primarily due to a $700,000 bonus paid to a physician employed by a practice acquired by the Company in 1995, which was included in amortization expense during 1995, as discussed above under "General," which was partially offset by amortization of the goodwill related to several acquisitions of physician practices from February 1995 to October 1996, as discussed in Note 2 to the accompanying consolidated financial statements.

     Operating income decreased $11.7 million, from operating income of $2.3 million in 1995 to an operating loss of $9.4 million in 1996. This decrease was primarily due to the $17.4 million write-down discussed above. Excluding this write-down, operating income increased $5.7 million, from $2.3 million in 1995 to $8.0 million in 1996. Operating income from hospital-based services increased by $6.4 million, from $9.3 million in 1995 to $15.7 million in 1996, primarily due to the addition of several new contracts for hospital-based services, the acquisition of a hospital-based neonatology and pediatric practice in March 1996, and cost reductions implemented in same-store contracts, as discussed above. The operating loss from office-based services increased $471,000, from $1.5 million in 1995 to $2.0 million in 1996. The decline in operating results was primarily due to increased utilization of referral specialists and hospital services by patients served under shared-risk capitation arrangements, which was partially offset by the $700,000 bonus paid to an office-based physician in 1995, as discussed above.

     Interest expense decreased $1.7 million, from $4.3 million in 1995 to $2.6 million in 1996. This decrease was primarily due to the repayment of $26.1 million of long-term debt with the proceeds of the Company's initial public offering in November 1995, which was partially offset by additional debt incurred during 1996 to finance acquisitions of physician practices.

Year Ended December 31, 1995 Compared To Year Ended December 31, 1994

     Net revenue increased $26.0 million, or 67.4%, from $38.6 million in 1994 to $64.7 million in 1995. Net revenue from office-based services increased by $15.9 million, from $4.9 million in 1994 to $20.8 million in 1995. This increase was primarily due to the fact that the Company entered the office-based services business on September 1, 1994, resulting in only four months of office-based revenue in 1994. In addition, the Company made six acquisitions of office-based practices from December 1994 to June 1995, which resulted in increased revenue in 1995. See Note 2 to the Company's consolidated financial statements for more information on acquisitions. Net revenue from hospital-based services increased by $10.1 million, from $33.7 million in 1994 to $43.8 million in 1995, primarily due to the addition of several new contracts for hospital-based services during both 1994 and 1995.

     Direct facility expenses increased $21.0 million, or 78.9%, from $26.5 million in 1994 to $47.5 million in 1995, primarily due to the acquisitions of office-based practices and the addition of new hospital-based contracts, as discussed above. As a percentage of net revenue, direct facility expenses increased from 68.7% in 1994 to 73.4% in 1995, primarily due to the acquired office-based practices. The acquired office-based practices have higher direct facility expenses as a percentage of net revenue than the Company's hospital-based services business primarily because revenues received under the shared-risk capitation arrangements under which certain of such practices operate include amounts which must, in turn, be paid by the Company for specialist physician services and inpatient hospital services that are delivered by unaffiliated health care providers with which the Company subcontracts.

     The provision for bad debts increased $415,000, or 21.7%, from $1.9 million in 1994 to $2.3 million in 1995. As a percentage of net revenue, the provision for bad debts decreased from 4.9% in 1994 to 3.6% in 1995, primarily due to the fact that the acquired office-based practices have relatively little bad debt expense as the majority of the net revenue from these practices consists of capitation payments, which are typically paid currently.

     Salaries and benefits increased $2.3 million, or 72.6%, from $3.1 million in 1994 to $5.4 million in 1995. This increase was primarily due to the development of the Company's primary care management infrastructure, and an increase in its general corporate organization to support future growth of the Company. As a percentage of net revenue, salaries and benefits increased from 8.1% in 1994 to 8.3% in 1995.

     General and administrative expense increased $1.4 million, or 54.0%, from $2.6 million in 1994 to $4.0 million in 1995. This increase was due to increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense decreased from 6.7% in 1994 to 6.1% in 1995 due to a 64.7% increase in net revenue, as discussed above.

     Physician stockholders' payroll in excess of base salary decreased from $1.9 million in 1994 to zero in 1995, as such excess payroll ceased being paid upon consummation of the 1994 Acquisition.

     Amortization expense increased $2.4 million, from $270,000 in 1994 to $2.6 million in 1995, primarily due to amortization of the goodwill and other intangible assets related to the 1994 Acquisition, and amortization of the
goodwill  and  other  intangible  assets  related  to  the  acquired   physician
practices.

     Interest expense increased $3.6 million, from $634,000 in 1994 to $4.3 million in 1995, primarily due to interest on the long-term debt related to the 1994 Acquisition and long-term debt incurred to finance the acquisition of physician practices from September 1994 to June 1995.

     Income tax expense decreased $916,000, from income tax expense of $460,000 in 1994 to an income tax benefit of $456,000 in 1995. This decrease was primarily due to a loss before income tax of $2.0 million in 1995 compared to income before income tax of $1.1 million in 1994.

     The Company incurred extraordinary expenses of $2.2 million in 1995 due to the early repayment of a senior subordinated note and the outstanding balance under the existing senior credit facility with the proceeds of the Company's initial public offering. See Note 1(j) to the Company's consolidated financial statements for more information on extraordinary expenses.

LIQUIDITY AND CAPITAL RESOURCES

     On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association (South) ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. The new credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of March 17, 1997, the applicable margin was 1.63%. There are no principal payments due under the new credit facility until the maturity date of March 11, 2000. See
Note 12 to the Company's consolidated financial statements for more information on the new credit facility.

     The amount that can be borrowed under the new credit facility is restricted by a leverage ratio defined in the credit agreement. The outstanding balance under the new credit facility was $25.7 million at March 17, 1997. Based on the value of the leverage ratio as of March 17, 1997, the Company had additional borrowing availability of $9.3 million. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

     The Company was not in compliance with certain covenants under the previous credit agreement as of December 31, 1996, due to the $17.4 million write-down of office-based net assets, as discussed above under "General." However, the outstanding balance under the previous credit facility was paid in full in March 1997, and the Company would have been in compliance with all covenants in the new credit agreement as of December 31, 1996, if the new credit agreement had been in effect at that date.

     The Company's principal uses of cash during the year ended December 31, 1996 were to finance acquisitions of physician practices ($13.8 million), to make payments on long-term debt ($4.4 million), and to finance increases in accounts receivable ($3.5 million). The $3.5 million increase in accounts receivable was primarily due to new contracts for hospital-based services added during the year ended December 31, 1996. The Company met its cash needs during this period primarily through borrowings under its revolving credit facility with NationsBank of Florida, N.A. ("NationsBank Florida") ($13.2 million) and its net income, excluding non-cash expenses (write-down of office-based net assets, amortization and depreciation) ($8.7 million).

     On November 1, 1995, the Company established a $45 million revolving credit facility with NationsBank Florida, which was used primarily to finance acquisitions of physician practices in 1996. The outstanding balance under the credit facility increased from $9.7 million at December 31, 1995 to $20.0 million at December 31, 1996, primarily due to several acquisitions of physician practices completed during 1996. The outstanding balance increased from $20.0 million at December 31, 1996 to $25.7 million at March 17, 1997, primarily due to the acquisition of an office-based obstetrical practice in March 1997 ($3.1 million), and the repayment of a note payable that was due in January 1997 ($765,000).

     The Company completed an initial public offering of its common stock on November 3, 1995, in which it issued 3,825,000 shares of common stock at $13.00 per share, and which generated net proceeds of approximately $44.8 million to the Company. Of the total proceeds, $16.1 million was used to redeem the Company's redeemable preferred stock, $26.1 million was used to repay long-term debt, $1.5 million was used to pay accrued dividends on convertible preferred stock, and $1.0 million was used to pay certain deferred payments in connection with the June 1995 acquisition of a primary care practice. In addition, an outstanding convertible promissory note for $5.0 million, which was issued in June 1995, was converted into approximately 182,000 shares of common stock in November 1995.

     In March 1996, the Company issued approximately 658,000 shares of common stock as partial consideration for an acquisition of a hospital-based physician practice completed in March 1996, as discussed in Note 2 to the accompanying consolidated financial statements.

     In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or to issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

     Net cash used by operating activities was $3.5 million in 1995 compared to $5.3 million of cash provided by operating activities in 1996. This improvement of $8.8 million was primarily due to an increase in net income, excluding the $17.4 million write-down of office-based net assets, from a net loss of $3.7 million in 1995 to net income of $5.2 million in 1996. The increase in the Company's net income was primarily due to an increase in operating income from hospital-based services, as discussed above under "Results of Operations," and a decrease in interest expense due to the repayment of long-term debt with the proceeds of the Company's initial public offering, as discussed above.

     Net cash used by investing activities increased from $7.9 million in 1995 to $14.8 million in 1996, primarily due to an increase in cash used for physician practice acquisitions from $7.4 million in 1995 to $13.8 million in 1996 and an increase in capital expenditures from $471,000 in 1995 to $1.2 million in 1996. The increase in capital expenditures was primarily due to the development of the Company's integrated management information system for its office-based operations (the "Information System") and the relocation of certain office-based physician practices. The development of the Information System has not been completed, and since the Company currently intends to sell the physician practices for which it was designed, its completion is no longer being pursued by the Company. As a result, the cost of the computer software and certain computer equipment related to this system, which was an aggregate of approximately $800,000, was written off to expense in 1996, and is included in the $17.4 million write-down of office-based net assets.

     Net cash provided by financing activities increased slightly from $8.8 million in 1995 to $9.6 million in 1996. Net borrowings on long-term debt, excluding transactions related to the initial public offering in November 1995, increased from $8.7 million in 1995 to $9.6 million in 1996. The net borrowings were used primarily to finance acquisitions in 1996, and to finance acquisitions and increases in accounts receivable in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                    INDEX TO FINANCIAL STATEMENTS
                                    -----------------------------

                                                                            Page
                                                                            ----
 Report of Independent Certified Public Accountants-
   Sheridan Healthcare, Inc...............................................   22
 Report of Independent Certified Public Accountants-
   Southeastern Anesthesia Management Associates, Inc.....................   23
 Consolidated Balance Sheets as of December 31, 1996 and 1995.............   24
 Consolidated Statements of Operations for the Years ended December 31,
     1996 and 1995, the Period from November 29, 1994 to December 31,
     1994, and the Period from January 1, 1994 to November 28, 1994.......   25
 Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1996 and 1995, the Period from November 29, 1994 to
     December 31, 1994, and the Period from January 1, 1994 to
     November 28, 1994....................................................   26
 Consolidated Statements of Cash Flows for the Years ended December 31,
     1996 and 1995, the Period from November 29, 1994 to December 31, 1994, and the Period from January 1, 1994 to November 28, 1994..............  27
 Notes to Consolidated Financial Statements................................  28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Stockholders of
     Sheridan Healthcare, Inc.:


We have audited the accompanying consolidated balance sheets of Sheridan Healthcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (November 29, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Healthcare Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from November 29, 1994 to December 31, 1994, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Miami, Florida,
     February 21, 1997 (except for the matter discussed in Note 12, as to which the date is March 17, 1997).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Stockholders of
     Sheridan Healthcare, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Southeastern Anesthesia Management Associates, Inc. (a Florida corporation, formerly a professional association) and subsidiaries for the period from January 1, 1994 to November 28, 1994. These financial statements are the responsibility of Southeastern's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Southeastern Anesthesia Management Associates, Inc. and subsidiaries for the period from January 1, 1994 to November 28, 1994, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Miami, Florida,
     March 17, 1995.


                                             SHERIDAN HEALTHCARE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           DECEMBER 31, DECEMBER 31,
                                                                                              1996         1995
                                                                                           -----------  -----------

                                                      ASSETS
Current assets:
   Cash and cash equivalents..........................................................     $      ---   $       ---
   Accounts receivable, less allowances of $1,277 and $737............................         18,717        11,040
   Income tax refunds receivable......................................................            570           760
   Deferred income taxes..............................................................          1,154           ---
   Other current assets...............................................................          1,845         1,029
                                                                                           ----------   -----------
     Total current assets.............................................................         22,286        12,829
Property and equipment, net of accumulated depreciation of $2,637 and $635............          3,730         3,767
Goodwill, net of accumulated amortization of $17,756 and $1,760.......................         46,111        45,417
Intangible assets, net of accumulated amortization of $1,942 and $1,140...............          1,281         2,360
                                                                                           ----------   -----------
     Total assets.....................................................................     $   73,408   $    64,373
                                                                                           ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................................     $      222   $       357
   Amounts due for acquisitions.......................................................            558           559
   Accrued salaries and benefits......................................................          2,798         2,236
   Self-insurance accruals............................................................          3,170         1,615
   Refunds payable....................................................................          1,952           910
   Accrued lease obligations..........................................................            971           502
   Other accrued expenses.............................................................          3,090         1,381
   Current portion of long-term debt..................................................          1,189           970
                                                                                           ----------   -----------
     Total current liabilities........................................................         13,950         8,530
Long-term debt........................................................................         21,367        11,365
Amounts due for acquisitions..........................................................          2,133         1,809
Commitments and contingencies (Note 8)
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized; none issued..............            ---           ---
   Common stock, par value $.01; 31,000 shares authorized:
     Voting; 6,418 and 5,773 shares issued and outstanding............................             64            58
     Class A non-voting; 297 shares issued and outstanding............................              3             3
   Additional paid-in capital.........................................................         61,129        55,720
   Excess purchase price distributed to management stockholders.......................         (7,541)       (7,541)
   Retained earnings (deficit)........................................................        (17,697)       (5,571)
                                                                                           ----------   -----------
     Total stockholders' equity ......................................................         35,958        42,669
                                                                                           ----------   -----------
     Total liabilities and stockholders' equity.......................................     $   73,408   $    64,373
                                                                                           ==========   ===========





                                                 See accompanying notes.




                                             SHERIDAN HEALTHCARE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                               COMPANY                  PREDECESSOR
                                                                -------------------------------------   ------------
                                                                                          PERIOD FROM   PERIOD FROM
                                                                                          NOVEMBER 29,   JANUARY 1,
                                                                  YEAR ENDED DECEMBER 31,   1994 TO       1994 TO
                                                                ------------------------  DECEMBER 31,  NOVEMBER 28,
                                                                    1996         1995         1994         1994
                                                                -----------  -----------  ------------  ------------

Net revenue...................................................  $    92,767  $    64,665  $      5,129  $     33,495
Operating expenses:
   Direct facility expenses...................................       66,125       47,477         4,089        22,442
   Provision for bad debts....................................        3,605        2,324           159         1,750
   Salaries and benefits......................................        6,967        5,398           452         2,675
   General and administrative.................................        4,561        3,976           297         2,284
   Write-down of office-based net assets......................       17,360          ---           ---           ---
   Physician stockholders' payroll in excess of base salary...          ---          ---           ---         1,949
   Transaction costs..........................................          ---          ---           372           ---
   Amortization...............................................        2,491        2,630           173            97
   Depreciation...............................................        1,023          559            65           112
                                                                 ----------   ----------   -----------  ------------
     Total operating expenses.................................      102,132       62,364         5,607        31,309
                                                                 ----------   ----------   -----------  ------------
Operating income (loss).......................................       (9,365)       2,301          (478)        2,186
Interest expense, net.........................................        2,572        4,254           341           293
                                                                 ----------   ----------   -----------  ------------
Income (loss) before income taxes and extraordinary item......      (11,937)      (1,953)         (819)        1,893
Income tax expense (benefit)..................................          189         (456)         (177)          637
                                                                 ----------   ----------   -----------  ------------
Income (loss) before extraordinary item.......................      (12,126)      (1,497)         (642)        1,256
Extraordinary item (Note 1(j))................................          ---       (2,184)          ---           ---
                                                                 ----------   ----------   -----------  ------------
Net income (loss).............................................   $  (12,126)      (3,681)         (642) $      1,256
                                                                 ==========                             ============

Dividends on convertible preferred stock......................                     1,363           134
                                                                              ----------   -----------
Net loss attributable to common stockholders..................                $   (5,044)  $      (776)
                                                                              ==========   ===========

Loss before extraordinary item per share......................  $     (1.84) $     (1.05)  $      (.36)
Net loss per share............................................        (1.84)       (1.86)         (.36)
Weighted average shares of common stock
   and common stock equivalents outstanding...................        6,587        2,713         2,174









                                                See accompanying notes.



                                                          SHERIDAN HEALTHCARE, INC.
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               (IN THOUSANDS)




                                                                               COMMON STOCK      ADDITIONAL
                                                                            ------------------    PAID-IN    RETAINED
                                                                            SHARES      AMOUNT    CAPITAL    EARNINGS     TOTAL
                                                                            ------     -------   ----------  --------    -------

THE PREDECESSOR

Balance, December 31, 1993...............................................        1     $   ---   $        1  $    129    $   130
Net income...............................................................      ---         ---          ---     1,256      1,256
                                                                            ------     -------   ----------  --------    -------
Balance, November 28, 1994...............................................        1     $   ---   $        1  $  1,385    $ 1,386
                                                                            ======     =======   ==========  ========    =======





                                                                                                          EXCESS
                                                                                                         PURCHASE
                                                   CONVERTIBLE PREFERRED STOCK                            PRICE
                                        CLASS A    ---------------------------                         DISTRIBUTED
                       COMMON STOCK  COMMON STOCK     CLASS A       CLASS B    ADDITIONAL                   TO      RETAINED
                       ------------- ------------- ------------- -------------  PAID-IN  SUBSCRIPTIONS  MANAGEMENT  EARNINGS
                       SHARES AMOUNT SHARES AMOUNT SHARES AMOUNT SHARES AMOUNT  CAPITAL   RECEIVABLE   STOCKHOLDERS (DEFICIT) TOTAL
                       ------ ------ ------ ------ ------ ------ ------ ------ --------- ------------- ------------ --------- -----

THE COMPANY

Issuance of common
 and preferred stock
 at inception
 (November 29, 1994) ..   410 $    4    --- $  ---    350 $ 17,500   79  $3,929   $  234     $ (238)     $  (7,541)  $  249 $14,137
Dividends on convertible
 preferred stock.......   ---    ---    ---    ---    ---      ---   ---    ---     ---         ---            ---     (134)   (134)
Net loss...............   ---    ---    ---    ---    ---      ---   ---    ---     ---         ---            ---     (642)   (642)
                        ----- ------  -----  -----  -----  ------- ----  ------ -------     -------        ------- -------- -------
Balance,
 December 31, 1994.....   410      4    ---    ---    350   17,500    79  3,929      234        (238)        (7,541)    (527) 13,361
Issuance of common
 stock in initial
 public offering....... 3,825     38    ---    ---    ---      ---   ---    ---   44,802         ---            ---      ---  44,840
Conversion of
 convertible preferred
 stock to common stock
 and redeemable
 preferred stock and
 redemption of
 redeemable preferred
 stock................. 1,321     13    297      3   (350) (17,500) (79) (3,929)  5,342         ---            ---      --- (16,071)
Conversion of
 convertible note to
 common stock..........   182      2    ---    ---    ---      ---  ---     ---   4,882         ---            ---      ---   4,884
Issuance of common
 stock in acquisition..    35      1    ---    ---    ---      ---  ---     ---     460         ---            ---      ---     461
Collection of
 subscriptions receivable ---    ---    ---    ---    ---      ---  ---     ---     ---         238            ---      ---     238
Dividends on convertible
  preferred stock......   ---    ---    ---    ---    ---      ---  ---     ---     ---         ---            ---   (1,363) (1,363)
Net loss...............   ---    ---    ---    ---    ---      ---  ---     ---     ---         ---            ---   (3,681) (3,681)
                        ----- ------  -----  -----  -----  ------- ----  ------ -------     -------        ------- -------- -------
Balance,
 December 31, 1995..... 5,773     58    297      3    ---      ---  ---     ---  55,720         ---         (7,541)  (5,571) 42,669
Issuance of common
 stock in acquisition..   658      6    ---    ---    ---      ---  ---     ---   5,417         ---            ---      ---   5,423
Treasury shares purchased
 and retired...........   (13)   ---    ---    ---    ---      ---  ---     ---      (8)        ---            ---      ---      (8)
Net loss...............   ---    ---    ---    ---    ---      ---  ---     ---     ---         ---            ---  (12,126)(12,126)
                        ----- ------  -----  -----  -----  ------- ----  ------ -------     -------        ------- -------- -------
Balance,
 December 31, 1996..... 6,418 $   64    297  $   3    ---  $   ---  ---  $  --- $61,129     $   ---        $(7,541)$(17,697)$35,958
                        ===== ======    ===  =====  =====  ======= ====  ====== =======     =======        ======= ======== =======

















                                                         See accompanying notes.


                                                        SHERIDAN HEALTHCARE, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (IN THOUSANDS)

                                                                                   COMPANY                PREDECESSOR
                                                                   -------------------------------------  ------------
                                                                                            PERIOD FROM   PERIOD FROM
                                                                                            NOVEMBER 29,   JANUARY 1,
                                                                   YEAR ENDED DECEMBER 31,     1994 TO       1994 TO
                                                                   -----------------------  DECEMBER 31,  NOVEMBER 28,
                                                                      1996         1995         1994         1994
                                                                   ----------   ----------  ------------  ------------

Cash flows from operating activities:
   Net income (loss)..........................................     $  (12,126)  $   (3,681) $       (642) $      1,256
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
     Write-down of office-based net assets....................         17,360          ---           ---           ---
     Amortization.............................................          2,491        2,630           173            97
     Depreciation.............................................          1,023          559            65           112
     Provision for bad debts..................................          3,605        2,324           159         1,750
     Net interest amortization on subordinated debt...........            ---          425           ---           ---
     Provision for deferred stockholder compensation..........            ---          ---           ---           242
     Deferred income taxes....................................         (1,154)        (167)       (1,080)          ---
   Changes in operating assets and liabilities:
     Accounts receivable......................................         (7,076)      (5,214)         (749)       (2,731)
     Income tax refunds receivable............................            190         (760)          ---           ---
     Other current assets.....................................           (486)          17          (525)          (56)
     Other assets.............................................            207          ---           424             8
     Accounts payable and accrued liabilities.................          1,229          349         2,200         1,157
                                                                   ----------   ----------  ------------  ------------
     Net cash provided (used) by operating activities.........          5,263       (3,518)           25         1,835
Cash flows from investing activities:
   Acquisitions of physician practices........................        (12,517)      (7,419)       (1,000)       (3,264)
   Investments in management agreements.......................         (1,245)         ---           ---           ---
   Sale of physician practices................................            193          ---           ---           ---
   Capital expenditures.......................................         (1,245)        (471)          (97)         (357)
                                                                   ----------   ----------  ------------  ------------
     Net cash used by investing activities....................        (14,814)      (7,890)       (1,097)       (3,621)
Cash flows from financing activities:
   Borrowings on long-term debt...............................         13,997       15,465           991         4,892
   Issuance of convertible promissory note....................            ---        5,000           ---           ---
   Borrowings on long-term debt in connection
     with acquisition of Predecessor..........................            ---          ---        22,791           ---
   Payments on long-term debt.................................         (4,438)     (39,282)         (165)       (1,676)
   Issuance of common stock in public offering................            ---       44,840           ---           ---
   Redemption of redeemable preferred stock...................            ---      (16,071)          ---           ---
   Issuance of common and preferred stock in
     connection with acquisition of Predecessor...............            ---          ---        21,429           ---
   Acquisition of Predecessor.................................            ---          ---       (43,275)          ---
   Dividends on convertible preferred stock...................            ---       (1,363)         (134)          ---
   Collection of subscriptions receivable.....................            ---          238           ---           ---
   Treasury shares purchased and retired......................             (8)         ---           ---           ---
                                                                   ----------   ----------  ------------  ------------
     Net cash provided by financing activities................          9,551        8,827         1,637         3,216
                                                                   ----------   ----------  ------------  ------------
Increase (decrease) in cash and cash equivalents..............            ---       (2,581)          565         1,430
Cash and cash equivalents, beginning of period................            ---        2,581         2,016           586
                                                                   ----------   ----------  ------------  ------------
Cash and cash equivalents, end of period......................     $      ---   $      ---  $      2,581  $      2,016
                                                                   ==========   ==========  ============  ============

Cash paid for interest........................................     $    2,588   $    3,779  $         90  $        135
Cash paid for income taxes....................................          2,110        1,971           ---           ---
Capital leases entered into...................................            ---        1,887           312           ---


                                                         See accompanying notes.

                              SHERIDAN HEALTHCARE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

(a) Organization

     Sheridan Healthcare, Inc. (the "Company") was established in November 1994 concurrently with its purchase of the common stock of Sheridan Healthcorp, Inc. (formerly, Southeastern Anesthesia Management Associates, Inc.) (the "Predecessor") (the "1994 Acquisition") for $43.3 million in cash. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The management group of the Predecessor held approximately 20% of its outstanding common stock prior to the acquisition and became the management group of the Company, holding approximately 18% of its outstanding common stock and equivalents after the acquisition. Accordingly, 18% of the purchase price was considered a distribution to management stockholders in excess of their basis in the common stock of the Predecessor, which was approximately $249,000. Such excess is reflected as "Excess purchase price distributed to management stockholders" in stockholders' equity and was not allocated to the net assets acquired.

     As a result of the allocation of the purchase price, $31.2 million of the purchase price was allocated to goodwill as shown below (in thousands):


         Purchase price......................................................................  $    43,275
         Excess purchase price distributed to management  stockholders.......................       (7,541)
                                                                                               -----------
           Purchase price to be allocated....................................................       35,734
         Net assets acquired:
           Working capital...................................................................        4,365
           Property and equipment............................................................        1,236
           Intangible assets (see Note (f))..................................................        1,880
           Unamortized goodwill related to previous acquisition .............................        7,316
           Other assets......................................................................          609
           Long-term debt....................................................................       (9,580)
           Deferred income taxes.............................................................       (1,247)
                                                                                               -----------
              Total net assets acquired......................................................        4,579
                                                                                               -----------
         Goodwill related to the 1994 Acquisition............................................  $    31,155
                                                                                               ===========

     In connection with the 1994 Acquisition, the Company paid $372,000 of legal expenses and other transaction costs which were incurred by the Predecessor's stockholders. Such costs have been expensed and reflected as "Transaction costs" in the accompanying statement of operations for the period from November 29, 1994 to December 31, 1994.

     The accompanying financial statements for 1996, 1995 and the period from November 29, 1994 to December 31, 1994 include the Company and its subsidiaries. The accompanying financial statements for the period from January 1, 1994 to November 28, 1994 include the Predecessor and its subsidiaries. The accompanying financial statements for the period prior to November 29, 1994 are not necessarily comparable to the accompanying financial statements for the periods subsequent to November 28, 1994 due to the 1994 Acquisition.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In addition to the subsidiaries of the Company and the Predecessor, the accompanying financial statements include certain affiliates of the Company, since the non-medical operations of such affiliates are considered to be unilaterally and perpetually controlled by the Company due to management services agreements between such affiliates and the Company. Although such affiliates are not subsidiaries of the Company, inclusion of them in the accompanying consolidated financial statements is necessary to fairly present the financial position and results of operations of the Company. The stockholder of such affiliates is an officer and stockholder of the Company and the management services agreements between such affiliates and the Company are terminable only under limited conditions, such as bankruptcy of the Company. Accordingly, control of such affiliates by the Company is not considered to be temporary.

     A summary of the combined balance sheets of such affiliates at December 31, 1996 and 1995, and the combined statements of operations of such affiliates for the years ended December 31, 1996 and 1995 is as follows (in thousands):


                                                                                     1996          1995
                                                                                  -----------  -----------

         Cash and cash equivalents............................................    $        31  $       ---
         Accounts receivable, net.............................................          3,791        2,313
         Other current assets.................................................            172           77
         Property and equipment, net..........................................             98          ---
                                                                                  -----------  -----------
           Total assets.......................................................    $     4,092  $     2,390
                                                                                  ===========  ===========

         Accounts payable and accrued expenses................................    $     1,214  $       658
         Intercompany liabilities.............................................          1,601        1,159
         Stockholder's equity.................................................          1,277          573
                                                                                  -----------  -----------
           Total liabilities and stockholder's equity.........................    $     4,092  $     2,390
                                                                                  ===========  ===========

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                      1996         1995
                                                                                   ----------   ----------

         Net revenue..........................................................     $   15,359   $    7,201
         Direct facility expenses.............................................        (11,451)      (5,184)
         Management fees to the Company.......................................         (3,304)      (1,655)
         Other, net...........................................................             21          (45)
                                                                                   ----------   ----------
           Net income.........................................................     $      625   $      317
                                                                                   ==========   ==========

     All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SHERIDAN HEALTHCARE, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(c) Accounts Receivable And Net Revenue

     The Company derives substantially all of its revenues, and the Predecessor derived substantially all of its revenues, from various third-party payors including Medicare and Medicaid programs, health maintenance organizations, commercial insurers and others. The amount of payments received from such third-party payors is dependent upon mandated payment rates in the case of the Medicare and Medicaid programs, and negotiated payment rates in the case of other third-party payors, as well as the specific benefits included in each patient's applicable health care coverage. The Company records, and the Predecessor recorded, an allowance for contractual adjustments which represents the difference between billed charges and expected collections from third-party payors. Accordingly, net revenue and accounts receivable are reflected in the consolidated financial statements net of contractual allowances.

     The  Company  receives a  significant  portion of its  revenue  pursuant to shared-risk capitation arrangements with certain health maintenance organizations. Under these arrangements, the Company generally agrees to provide certain health care services to enrollees of the health maintenance organization in exchange for a fixed amount per enrollee per month. The Company directly provides primary care services to the enrollees and subcontracts with specialist physicians, hospitals and other health care providers to provide the remainder of the health care services to the enrollees. In order for such shared-risk capitation arrangements to be profitable for the Company, the Company must properly manage the utilization of health care services by its patients who are subject to such arrangements. There can be no assurance that the revenue received by the Company under such arrangements will be adequate to cover the cost of the health care services it is required to provide.

(d) Charity Care

     The Company and the Predecessor have agreed with certain hospitals to provide charity care to patients who are unable to pay. Such patients are identified based on financial information obtained from the patients and subsequent analysis. Since management does not expect payment for such charity care, the estimated charges related to such patients are included in the provision for bad debts.

(e) Goodwill

     Approximately $29.3 million of the total amount of goodwill, net of accumulated amortization, at December 31, 1996, is related to the 1994 Acquisition. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Management believes that such assets have useful lives of indefinite length, and accordingly, such goodwill is being amortized on a straight-line basis over 40 years.

     The remaining $16.8 million of the total amount of goodwill, net of accumulated amortization, at December 31, 1996, is related to several acquisitions of physician practices by the Company and its Predecessor. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitation arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 10 to 20 years.

                         SHERIDAN HEALTHCARE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of goodwill, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note (i) below for a description of an adjustment to reduce the carrying values of certain components of goodwill to their net realizable values during 1996.

     Separately identifiable intangible assets related to the 1994 Acquisition and the physician practice acquisitions are included in intangible assets, separate from goodwill, and are discussed in Note (f) below.

(f) Intangible Assets

     Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the 1994 Acquisition, deferred acquisition costs, deferred loan costs and non-compete covenants related to certain acquisitions of physician practices. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from five to seven years. See Note (i) below for a description of an adjustment to reduce the carrying values of certain intangible assets to their net realizable values during 1996.

(g) Amounts Due For Acquisitions

     Amounts  due  for   acquisitions   includes   obligations   to  the  former
stockholders of certain physician practices acquired by the Company. These payments are being made over the terms of the employment agreements between the Company and the former stockholders, which range from three to five years. It also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later.

(h) Fair Value Of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other current assets, accounts payable, accrued expenses and long-term debt are reflected in the financial statements at cost which approximates fair value.

(i) Write-down Of Office-based Net Assets

     On November 4, 1996, the Company announced a change in its strategic direction, which was to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and its intent to dispose of non-strategic office-based physician practices. Due to this change in strategic direction, the Company wrote down certain assets related to its office-based operations to their estimated realizable values, and accrued certain liabilities for commitments that no longer have value to the Company's future operations. These adjustments resulted in a $17.4 million charge to earnings in 1996, which is comprised of adjustments to the following assets and liabilities (in thousands):


         Goodwill............................................................................  $    13,878
         Property and equipment..............................................................        1,045
         Intangible assets...................................................................          430
         Accrued expenses....................................................................        2,007
                                                                                               -----------
            Total write-down.................................................................  $    17,360
                                                                                               ===========

                          SHERIDAN HEALTHCARE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     One of the physician practices that comprise the non-strategic practices referred to above was sold by the Company in December 1996, and the Company currently intends to sell several other non-strategic practices.

(j) Extraordinary Item

     In November 1995, the Company incurred extraordinary expenses of approximately $2,184,000 in connection with the early repayment of its senior subordinated note and the outstanding balance under its senior credit facility with the proceeds of the initial public offering (see Note 10). The extraordinary expenses consist of the write-off of an unamortized original issue discount on the senior subordinated note ($1,224,000), a prepayment penalty on the senior subordinated note ($300,000), and the write-off of unamortized deferred loan costs related to the senior credit facility and the senior subordinated note ($660,000).

(k) Net Income (Loss) Per Share

     Net income (loss) per share is equal to net income (loss) attributable to common stockholders divided by the weighted average number of shares of common stock outstanding. Net income attributable to common stockholders is equal to net income (loss) less dividends on convertible preferred stock. Common stock equivalents, which consist of stock options issued to employees and directors, are not included in the determination of the net loss per share in 1996 and 1995 since they would have the effect of reducing the net loss per share. Common stock equivalents are included in the determination of the net loss per share for the period from November 29, 1994 to December 31, 1994 because they consist of stock options issued within one year prior to the date of the Company's initial public offering (see Note 10) at exercise prices less than the initial public offering price, which are included even though they have an antidilutive effect on the net loss per share.

(2)  ACQUISITIONS
     ------------

     In September 1994, the Predecessor acquired a four-facility primary care practice for cash and notes in an aggregate amount originally estimated to be $7.9 million, which included certain contingent obligations of the Predecessor. The purchase price is currently estimated to be $8.7 million, including the effect of certain adjustments to the purchase price recorded in 1995 based on subsequent information. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $8.2 million of the purchase price was allocated to goodwill, as shown below (in thousands):


         Purchase price.....................................................................   $     8,723
         Net assets acquired:
           Working capital (deficit)........................................................          (355)
           Property and equipment...........................................................           868
                                                                                               -----------
              Net assets acquired...........................................................           513
                                                                                               -----------
         Goodwill related to the acquisition................................................   $     8,210
                                                                                               ===========

                            SHERIDAN HEALTHCARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In December 1994, the Company acquired an obstetrical practice for $1.4 million in cash and deferred payments. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $841,000 of the purchase price was allocated to goodwill, as shown below (in thousands):

         Purchase price.....................................................................   $     1,437
         Net assets acquired:
           Working capital..................................................................           118
           Property and equipment...........................................................            78
           Intangible assets................................................................           400
                                                                                               -----------
              Net assets acquired...........................................................           596
                                                                                               -----------
         Goodwill related to the acquisition................................................   $       841
                                                                                               ===========


     During the period from February to June 1995, the Company made five acquisitions of office-based physician practices for an aggregate of $6.1 million in cash and deferred payments. In a transaction related to one of those acquisitions, one of the principal physicians operating the acquired practices assigned a panel services agreement with a health maintenance organization to the Company for $400,000 in cash plus deferred payments of $935,000 and approximately 35,000 shares of common stock of the Company. These acquisitions, including the assignment of the panel services agreement, were accounted for as purchases, and accordingly, the purchase prices were allocated to the net assets acquired based on their fair market values. As a result of these allocations, $7.3 million of the aggregate purchase price was allocated to goodwill, as shown below (in thousands):



         Aggregate purchase price...........................................................   $     7,880
         Net assets acquired:
           Working capital..................................................................           144
           Property and equipment...........................................................           358
           Intangible assets................................................................            30
                                                                                               -----------
              Net assets acquired...........................................................           532
                                                                                               -----------
         Goodwill related to the acquisitions...............................................   $     7,348
                                                                                               ===========


     In addition to the purchase prices described above, the Company agreed to make a deferred payment of $700,000 to a physician employed by one of the acquired practices, which was paid during the fourth quarter of 1995. This payment was treated as a bonus for accounting purposes and, accordingly, was charged to expense in its entirety during 1995.

     In March 1996, the Company acquired a hospital-based physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market values. As a result of this allocation, $9.8 million of the purchase price was allocated to goodwill, as shown below (in thousands):


         Purchase price.....................................................................   $     9,644
         Net assets acquired:
           Working capital..................................................................         1,407
           Property and equipment...........................................................            78
           Accrued termination benefits.....................................................        (1,100)
           Long-term debt...................................................................          (500)
                                                                                               -----------
              Net assets acquired...........................................................          (115)
                                                                                               -----------
         Goodwill related to the acquisition................................................   $     9,759
                                                                                               ===========

                          SHERIDAN HEALTHCARE, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During the period from January to October 1996, the Company made five acquisitions of office-based physician practices for an aggregate of $8.2 million in cash and deferred payments. These acquisitions were accounted for as purchases, and accordingly, the purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $6.8 million of the aggregate purchase price was allocated to goodwill, as shown below (in thousands):


         Aggregate purchase price...........................................................   $     8,210
         Net assets acquired:
           Working capital..................................................................           830
           Property and equipment...........................................................           670
           Intangible assets................................................................            60
           Long-term debt...................................................................          (130)
                                                                                               -----------
              Net assets acquired...........................................................         1,430
                                                                                               -----------
         Goodwill related to the acquisitions...............................................   $     6,780
                                                                                               ===========


     All of the above acquisitions, including the assignment of the panel services agreement in June 1995, were accounted for as purchases, and accordingly, the operations of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

     The following table summarizes the pro forma consolidated results of operations of the Company as though the acquisitions of physician practices discussed above had occurred at the beginning of the period presented. The pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if these acquisitions had actually occurred at the beginning of the period presented, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                     1996           1995
                                                                                   ---------     ---------
                                                                                    (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)
         PRO FORMA RESULTS OF OPERATIONS:
         Net revenue..........................................................    $   96,780   $    83,476
         Loss before income taxes and extraordinary item......................       (11,463)       (1,732)
         Loss before extraordinary item.......................................       (11,652)       (1,276)
         Net loss.............................................................       (11,652)       (4,823)
         Loss before extraordinary item per share.............................         (1.73)         (.78)
         Net loss per share...................................................         (1.73)        (1.43)

                             SHERIDAN HEALTHCARE, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment is stated at cost less accumulated depreciation, and is depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred and improvements are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the balance sheet and any gain or loss is recognized currently.

     Property and equipment consists of the following (in thousands):

                                                                                     1996         1995
                                                                                  -----------  -----------
         Equipment............................................................    $     2,355  $     1,490
         Furniture and fixtures...............................................          2,259        1,543
         Computer software....................................................            806          642
         Building and improvements............................................            947          727
                                                                                  -----------  -----------
           Total, at cost.....................................................          6,367        4,402
         Accumulated depreciation and amortization............................         (2,637)        (635)
                                                                                  -----------  -----------
           Property and equipment, net........................................    $     3,730  $     3,767
                                                                                  ===========  ===========


     At December 31, 1996, the net book value of property and equipment related to capital lease obligations was $1,350,000. See Note l(i) for a description of an adjustment to reduce the carrying values of certain components of property and equipment to their net realizable values during 1996.

(4)  LONG-TERM DEBT
     --------------

     Long-term debt consists of the following (in thousands):

                                                                                     1996         1995
                                                                                  -----------  -----------
         Revolving credit facility, maturing in February 1997,
            at prime plus .25% interest (8.5% at December 31, 1996),
            secured by substantially all assets of the Company ...............    $    19,982  $     9,700
         Capital lease obligations, payable in aggregate monthly installments of $45 as of December 31, 1996, including interest ranging from
            4% to 10%, maturing at various dates through 2001, secured by
            property and equipment............................................          1,809        2,035
         Note payable, interest at 8%, maturing in January 1997...............            765          ---
         Note payable, interest at 8.5%, maturing in March 1996...............            ---          600
                                                                                  -----------  -----------
            Total debt........................................................         22,556       12,335
         Less - Current portion...............................................         (1,189)        (970)
                                                                                  -----------  -----------
            Total long-term debt..............................................    $    21,367  $    11,365
                                                                                  ===========  ===========

     Annual maturities of long-term debt as of December 31, 1996 are as follows (in thousands):

         1997...............................................................................   $     1,189
         1998...............................................................................           492
         1999...............................................................................           482
         2000...............................................................................        20,389
         2001...............................................................................             4
                                                                                               -----------
           Total............................................................................   $    22,556
                                                                                               ===========

                             SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The outstanding balance under the previous credit facility was originally due on February 28, 1997. During February 1997, the maturity date was extended to March 17, 1997. On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to repay the outstanding balance under the previous credit facility. Since the outstanding balance under the previous facility was refinanced on March 12, 1997 using the new credit facility, and there are no principal payments due in 1997 under the new facility, the balance is classified as long-term on the accompanying consolidated balance sheet. See
Note 12 for more information on the new credit facility.

     The Company was not in compliance with certain covenants under the previous credit agreement as of December 31, 1996, due to the $17.4 million write-down of office-based net assets, which is discussed in Note 1(i). However, the outstanding balance under the previous credit facility was paid in full in March 1997, and the Company would have been in compliance with all covenants in the new credit agreement as of December 31, 1996, if the new credit agreement had been in effect at that date.

(5)  401(K) PROFIT SHARING PLANS
     ---------------------------

     The Company maintains, and the Predecessor maintained, 401(k) Profit Sharing Plans (the "Plans"), which are defined contribution plans covering substantially all employees who meet certain age and service requirements. For the three years ended December 31, 1996, the Company and the Predecessor made matching contributions to the Plans equal to varying percentages of the employees' contributions, and made other employer contributions to the Plans, all at the discretion of the Company's Board of Directors. There was no expense related to the Plans for the year ended December 31, 1996. Aggregate expense related to the Plans was $501,000 for the year ended December 31, 1995, $75,000 for the period from November 29, 1994 to December 31, 1994 and $925,000 for the period from January 1, 1994 to November 28, 1994.

(6)  INCOME TAXES
     ------------

     Current income tax expense (benefit) represents the income tax payable (refund receivable) for the period. Deferred income tax expense (benefit) represents the change in the balance of deferred income taxes during the period. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis and the financial reporting basis of assets and liabilities based on the tax rates expected to be applicable to the future periods in which such tax consequences will occur.

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                                         COMPANY                PREDECESSOR
                                                       --------------------------------------- -------------
                                                                                 PERIOD FROM    PERIOD FROM
                                                                                  NOVEMBER 29,   JANUARY 1,
                                                         YEAR ENDED DECEMBER 31,   1994 TO        1994 TO
                                                       -------------------------  DECEMBER 31,  NOVEMBER 28,
                                                           1996         1995         1994          1994
                                                       -----------   ----------  ------------- -------------

         Current...................................    $     1,343   $     (289)  $       903  $         637
         Deferred..................................         (1,154)        (167)       (1,080)           ---
                                                       -----------   ----------   -----------  -------------
            Total..................................    $       189   $     (456)  $      (177) $         637
                                                       ===========   ==========   ===========  =============

         Federal...................................    $       (27)  $     (349)  $      (144) $         543
         State.....................................            216         (107)          (33)            94
                                                       -----------   ----------   -----------  -------------
           Total...................................    $       189   $     (456)  $      (177) $         637
                                                       ===========   ==========   ===========  =============

                               SHERIDAN HEALTHCARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     None of the income tax benefit for the year ended December 31, 1995 has been allocated to the extraordinary item, since the existence of the extraordinary item did not affect the amount of the income tax benefit. A reconciliation of the tax provision (benefit) at the statutory federal rate of 34% to the actual income tax expense (benefit) is as follows (in thousands):


                                                                       COMPANY                   PREDECESSOR
                                                         -------------------------------------  -------------
                                                                                  PERIOD FROM    PERIOD FROM
                                                                                  NOVEMBER 29,    JANUARY 1,
                                                         YEAR ENDED DECEMBER 31,    1994 TO        1994 TO
                                                         -----------------------  DECEMBER 31,   NOVEMBER 28,
                                                           1996         1995          1994            1994
                                                         ---------   ---------    ------------   ------------
         Tax provision (benefit) at the
            federal statutory rate.................     $   (3,721)  $    (664)   $       (278)  $        644
         State income taxes........................           (433)        (71)            (22)            62
         Valuation allowance for
            deferred tax assets....................          2,122         ---             ---            ---
         Non-deductible portion of write-down
            of office-based net assets.............          1,279         ---             ---            ---
         Non-deductible goodwill amortization......            516         ---             ---            ---
         Income of affiliates that cannot be
            offset against net operating
            losses of the Company..................            296         279             ---            ---
         Non-deductible legal expenses.............            ---         ---             150            ---
         Other, net................................            130         ---             (27)           (69)
                                                        ----------   ---------    ------------   ------------
            Total..................................     $      189   $    (456)   $       (177)  $        637
                                                        ==========   =========    ============   ============

     Deferred income taxes were related to the following timing differences at December 31, 1996 and 1995 (in thousands):

                                                                                     1996         1995
                                                                                  -----------  -----------
         Write-down of office-based net assets...............................     $     4,211  $       ---
         Accrual basis income of cash basis affiliates.......................          (1,272)          ---
         Net operating loss carryforwards....................................             ---        1,170
         Self-insurance accruals.............................................             933          630
         Conversion from cash to accrual basis...............................            (398)        (743)
         Bad debt reserve....................................................             ---          712
         Amounts due for acquisitions........................................            (342)         ---
         Goodwill............................................................             ---          422
         Other, net..........................................................             144          ---
                                                                                  -----------  -----------
            Total............................................................           3,276        2,191
         Valuation allowance.................................................          (2,122)      (2,191)
                                                                                  -----------  -----------
            Net deferred income taxes........................................     $     1,154  $       ---
                                                                                  ===========  ===========

     Because the realization of a portion of the net deferred tax assets is not more likely than not, due to the Company's loss carryforward for book purposes, a valuation allowance has been established.

                         SHERIDAN HEALTHCARE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7)  DEFERRED PHYSICIAN STOCKHOLDER COMPENSATION
     -------------------------------------------

     Under the employment agreements between the Predecessor and its physician stockholders, physician stockholders were eligible to receive deferred compensation upon their death or extended disability after five years of employment or upon termination of their employment for any other reason after 10 years of employment. The minimum deferred compensation payable to a physician stockholder was $150,000 plus an additional $10,000 per full year of employment after 10 years with a maximum amount of deferred compensation of $250,000. These deferred compensation arrangements were terminated in connection with the 1994 Acquisition, and the related liability as of November 28, 1994 was not assumed by the Company.

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

(a) Major Customers

     The Company generates, and the Predecessor generated, a majority of its net revenue by delivering physician services at hospitals and ambulatory surgery centers with which it has exclusive contracts or other similar arrangements. The Company's delivery of services at one particular hospital accounted for 12.0% and 13.7% of its total net revenue in 1996 and 1995 and 16.3% of its total net revenue in the period from November 29, 1994 to December 31, 1994. The Predecessor's delivery of services at that hospital accounted for 24.7% of its total net revenue in the period from January 1, 1994 to November 28, 1994. No other facility accounted for 10% or more of the Company's or the Predecessor's total net revenue.

     In addition, the Company derived 20.8% and 29.5% of its total net revenue in 1996 and 1995 and 38.5% of its total net revenue in the period from November 29, 1994 to December 31, 1994 from a single third-party payor. The Predecessor derived 27.6% of its total net revenue in the period from January 1, 1994 to November 28, 1994 from the same third-party payor. No other third-party payor or other customer accounted for 10% or more of the Company's or the Predecessor's net revenue.

(b) Employment Agreements

     The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under such employment agreements as of December 31, 1996 are as follows (in thousands):

         1997...............................................................................   $     4,453
         1998...............................................................................         3,060
         1999...............................................................................         2,827
         2000...............................................................................         2,183
         2001...............................................................................         1,343
         Thereafter.........................................................................         3,338
                                                                                               -----------
           Total  ..........................................................................   $    17,204
                                                                                               ===========

(c) Self-insurance

     Due to the nature of its business, the Company occasionally becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The Company maintains professional and general liability insurance on a claims-made basis in amounts deemed appropriate by management, based upon historical claims and the nature and risks of its business. There can be no assurance, however, that an existing or future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any such claim or claims or that such coverage will continue to be available with sufficient limits and at a reasonable cost to adequately and economically insure the Company's operations in the future. A judgment against the Company in excess of such coverage could have a material adverse effect on the Company.

                    SHERIDAN  HEALTHCARE,  INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The liability for self-insurance accruals includes estimates of the ultimate costs related to both reported claims and claims incurred but not reported. The estimate of claims incurred but not reported was $2,095,000 and $794,000 at December 31, 1996 and 1995. An analysis of the self-insurance accrual is as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                      1996         1995
                                                                                   ----------  -----------

         Balance, beginning of year...........................................     $    1,615  $     1,188
         Provision for self-insurance.........................................          1,252          634
         Self-insurance accruals related to acquired physician practices......            439          317
         Payments made for claims.............................................           (136)        (124)
         Transfer to, and paid as, professional fee accruals..................            ---         (400)
                                                                                   ----------  -----------
            Balance, end of year..............................................     $    3,170  $     1,615
                                                                                   ==========  ===========


     During the period from November 29, 1994 to December 31, 1994, the Company increased its self-insurance accrual by approximately $500,000 as a result of a claims review performed and medical incidents identified during the period.

(d) Litigation

     In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

(e) Lease Commitments

     The  Company  leases  office  space and  furniture  and  equipment  for its physician practice locations and administrative office under various non-cancellable operating leases. Rent expense under operating leases was $2,399,000 and $1,716,000 in 1996 and 1995, $26,000 in the period from November
29, 1994 to December 31, 1994, and $288,000 in the period from January 1, 1994 to November 28, 1994. Future annual minimum payments under non-cancellable operating leases as of December 31, 1996 are as follows (in thousands):


         1997..............................................................................    $     2,444
         1998..............................................................................          2,217
         1999..............................................................................          1,945
         2000..............................................................................          1,670
         2001..............................................................................          1,338
         Thereafter........................................................................          4,398
                                                                                               -----------
            Total..........................................................................    $    14,012
                                                                                               ===========

                                 SHERIDAN HEALTHCARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9)  OPERATING RESULTS BY DIVISION
     -----------------------------

     The Company's operations consist of the hospital-based services division and the office-based services division. The hospital-based services division provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics and emergency services. The office-based services division owns and operates, or manages, office-based primary care, obstetrical and rheumatology practices. The following table shows net revenue and operating income for each of the Company's two divisions.


                                                                       COMPANY                    PREDECESSOR
                                                          -------------------------------------   ------------
                                                                                    PERIOD FROM   PERIOD FROM
                                                                                    NOVEMBER 29,   JANUARY 1,
                                                          YEAR ENDED DECEMBER 31,     1994 TO       1994 TO
                                                          -----------------------   DECEMBER 31,  NOVEMBER 28,
                                                             1996         1995           1994         1994
                                                          ----------   ----------   ------------  ------------
                                                                            (IN THOUSANDS)
         Net revenue:
            Hospital-based services................       $    63,885  $   43,848   $      3,469  $     30,226
            Office-based services..................            28,882      20,817          1,660         3,269
                                                          -----------  ----------   ------------  ------------
              Total net revenue....................       $    92,767  $   64,665   $      5,129  $     33,495
                                                          ===========  ==========   ============  ============

         Operating income (loss):
            Hospital-based services................       $    15,716  $    9,270   $         19  $      2,817
            Office-based services..................            (1,955)     (1,484)           149           363
            Write-down of office-based net assets..           (17,360)        ---            ---           ---
            General corporate expenses.............            (5,766)     (5,485)          (646)         (994)
                                                          -----------  ----------   ------------  ------------
              Total operating income (loss)........       $    (9,365) $    2,301   $       (478) $      2,186
                                                          ===========  ==========   ============  ============


     Under the Company's new strategic direction, as discussed in Note 1(i), the Company intends to integrate its hospital-based and office-based operations together in such a way that it will no longer be meaningful to report operating income separately for these two divisions. Therefore, the Company does not expect to report operating income separately for these two divisions in the future.

(10)  STOCKHOLDERS' EQUITY
      --------------------

     The issued and outstanding common stock of the Predecessor consisted of 1,069 shares of Class A Common Stock ($.01 par value, 3,000 shares authorized) and 336 shares of Class B Common Stock ($.01 par value, 1,000 shares authorized).

     In connection with the 1994 Acquisition, management of the Company subscribed to purchase 409,900 shares of the Company's Class A voting common stock at a purchase price of $0.58 per share. Also in connection with the 1994 Acquisition, the Company issued 350,000 and 78,572 shares of Class A and Class B Convertible Preferred Stock, respectively, at a purchase price of $50 per share. Each share of Class A and Class B Convertible Preferred Stock was convertible, at the option of the holder, into one-fourth of a share of Class A voting and Class B non-voting common stock, respectively, and three-fourths of a share of Redeemable Preferred Stock. The Class A and Class B Convertible Preferred Stock accrued dividends on a cumulative basis at 7.5% per annum, and had a liquidation value of $50 per share.

                               SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In June 1995, the Company issued a convertible promissory note for $5.0 million, which was convertible into 181,671 shares of common stock. The noteholder also received a warrant to purchase up to an additional 45,410 shares of the Company's common stock at an exercise price of $0.58 per share which becomes exercisable in three installments if, through the substantial efforts of the noteholder, the Company consummates transactions with physician practices (generally either by acquiring such practices or entering into agreements to manage such practices) which collectively result in certain increases in the Company's earnings during certain measurement periods. The first installment, which consisted of 15,146 shares, expired unexercised in December 1996. The remaining two installments of 15,132 shares each will either become exercisable or will expire unexercised in September 1997 and June 1998.

     The Company completed an initial public offering of its common stock on November 3, 1995, in which it issued 3,825,000 shares of common stock at a price of $13.00 per share. In connection with the public offering (i) the Company increased the amount of authorized preferred stock to 5,000,000 shares and increased the amount of authorized common stock to 31,000,000 shares, (ii) all of the outstanding Class A and Class B Convertible Preferred Stock was converted into 1,321,377 shares of Class A Common Stock, 296,638 shares of Class B Common Stock, and 321,429 shares of Redeemable Preferred Stock, (iii) all of the Redeemable Preferred Stock was redeemed by the Company for an aggregate amount of $16.1 million, (iv) the Class A voting common stock was redesignated as "Common Stock" and the Class B non-voting common stock was redesignated as "Class A Common Stock," and (v) a 15.10-to-one stock split was effected as a stock dividend. The 15.10-to-one stock split has been retroactively reflected in the accompanying consolidated financial statements.

     The initial public offering generated net proceeds to the Company of $44.8 million. Of the total proceeds, $16.1 million was used to redeem the Company's redeemable preferred stock, $26.1 million was used to repay long-term debt, $1.5 million was used to pay accrued dividends on convertible preferred stock, and $1.1 million was used to pay certain deferred payments in connection with the acquisition of a physician practice in June 1995.

     In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based physician practice, as discussed in Note 2.

(11)  STOCK OPTIONS
      -------------

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1996. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants.

                            SHERIDAN HEALTHCARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In 1995 the Company adopted the 1995 Stock Option Plan, under which 750,000 shares of common stock were reserved for issuance. Options granted under the 1995 Stock Option Plan become exercisable either over time, or upon the attainment of defined operating goals. All stock options granted expire ten years after the date of grant. Stock option activity has been as follows:

                                                                  1996                      1995
                                                         ---------------------    ----------------------
                                                                      WEIGHTED                  WEIGHTED
                                                                       AVERAGE                   AVERAGE
                                                          NUMBER      EXERCISE      NUMBER      EXERCISE
                                                         OF SHARES      PRICE     OF SHARES      PRICE
                                                         ---------    --------    ---------     --------

        Balance, beginning of year................        321,461   $    8.82          ---     $    ---
        Granted during year.......................        608,071        7.17      382,382        10.01
        Terminated during year....................       (335,071)      10.51      (53,421)       16.84
        Forfeited during year.....................        (40,550)      12.32       (7,500)       12.50
                                                         --------                  -------
            Balance, end of year...................       553,911   $    5.73      321,461     $   8.82
                                                         ========                  =======

         Exercisable at end of year.........               131,283   $    3.38       64,604     $   2.63

     There were no stock options outstanding in 1994. The weighted average fair value per share as of the grant date was $4.15 for stock options granted in 1996 and $6.82 for stock options granted in 1995. The determination of the fair value of all stock options granted in 1996 and 1995 was based on (i) risk-free interest rates of 6.2% to 6.5%, depending on the expected life of each option,
(ii) expected option lives of 3 to 6 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 78%, and (iv) no expected dividends on the underlying stock. Stock options outstanding at December 31, 1996 consisted of the following:

                                              TOTAL OUTSTANDING                         EXERCISABLE
                        ------------------------------------------------------    -----------------------
                                                            WEIGHTED AVERAGE                     WEIGHTED
                           RANGE OF         NUMBER      ----------------------     NUMBER        AVERAGE
                           EXERCISE           OF        EXERCISE     REMAINING       OF          EXERCISE
                            PRICES          SHARES        PRICE        LIFE        SHARES         PRICE
                        ---------------     -------     --------     ---------    -------        --------

                             $.58           107,840     $    .58     7.9 years     75,486        $    .58
                        $5.75 to $8.13      362,571         6.38     9.1 years     44,131            5.80
                        $8.75 to $13.00      83,500         9.54     9.3 years     11,666           12.36
                                            -------                               -------
                             Total          553,911     $   5.73     8.9 years    131,283        $   3.38
                                            =======                               =======

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                     1996           1995
                                                                                   --------       --------
                                                                                    (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)
         PRO FORMA RESULTS OF OPERATIONS:
         Loss before extraordinary item.......................................    $ (13,047)      $ (1,789)
         Net loss.............................................................      (13,047)        (3,973)
         Loss before extraordinary item per share.............................        (1.98)         (1.16)
         Net loss per share...................................................        (1.98)         (1.97)

                                SHERIDAN HEALTHCARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(12) SUBSEQUENT EVENT
     ----------------

     On March 12, 1997, the Company established a new $35 million revolving credit facility. The new credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of March 17, 1997, the applicable margin was 1.63%. There are no principal payments due under the new credit facility until the maturity date of March 11, 2000. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company is currently in compliance with all covenants in the new credit agreement. The additional amount that can be borrowed under the new credit facility is determined by a leverage ratio defined in the credit agreement. The outstanding balance under the new credit facility was $25.7 million at March 17, 1997. Based on the value of the leverage ratio as of March 17, 1997, the Company had additional borrowing availability of $9.3 million.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
            --------------------------------------------------------------



To the Stockholders of
   Sheridan Healthcare, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Sheridan Healthcare, Inc. and subsidiaries for the years ended December 31, 1996 and 1995 and the period from November 29, 1994 to December 31, 1994 included in this Form 10-K, and have issued our report thereon dated February 21, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements takes as a whole.




ARTHUR ANDERSEN LLP



Miami, Florida,
   February 21, 1997.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
           --------------------------------------------------------------



To the Stockholders of
   Sheridan Healthcare, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Southeastern Anesthesia Management Associates, Inc. and subsidiaries for the period from January 1, 1994 to November 28, 1994 included in this Form 10-K, and have issued our report thereon dated March 17, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP



Miami, Florida,
   March 17, 1995.



                                                        SHERIDAN HEALTHCARE, INC.

                                                               SCHEDULE II

                                                    VALUATION AND QUALIFYING ACCOUNTS

                                             For the Years Ended December 31, 1996 and 1995,
                                     for the Period from November 29, 1994 to December 31, 1994, and for the Period from January 1, 1994 to November 28, 1994
                                                             (in thousands)





                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                       BEGINNING OF   COSTS AND                  END OF
                                                          PERIOD      EXPENSES    DEDUCTIONS     PERIOD
                                                       ------------  ----------   ----------   ----------

ACCOUNTS RECEIVABLE ALLOWANCES:

THE COMPANY
   Year ended December 31, 1996....................    $       737   $    3,605   $    3,065   $    1,277
                                                       ===========   ==========   ==========   ==========

   Year ended December 31, 1995....................    $       463   $    2,324   $    2,050   $      737
                                                       ===========   ==========   ==========   ==========

   Period from November 29, 1994 to
     December 31, 1994.............................    $       418   $      159   $      114   $      463
                                                       ===========   ==========   ==========   ==========

THE PREDECESSOR
   Period from January 1, 1994 to
     November 28, 1994.............................    $       431   $    1,750   $    1,763   $      418
                                                       ===========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        -------------------------------------------------------------------

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The Proxy Statement for the Company's Annual Meeting of Stockholders anticipated to be held on May 15, 1997, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Proposal One: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" information required by Item 10 of
Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The Proxy Statement for the Company's Annual Meeting of Stockholders anticipated to be held on May 15, 1997, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Compensation of Directors and Executive Officers" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The Proxy Statement for the Company's Annual Meeting of Stockholders anticipated to be held on May 15, 1997, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Security Ownership of Management and Certain Beneficial Owners" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Proxy Statement for the Company's Annual Meeting of Stockholders anticipated to be held on May 15, 1997, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) 1.  Financial Statements:  See Item 8.

    2.  Financial Statement Schedules:  See Item 8.

    3.  Exhibits:

    EXHIBIT
    NUMBER                                 DESCRIPTION
    ------                                 -----------

    3.1 Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    3.2 Amended and Restated By-laws (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    4.1 Specimen certificate for shares of Common Stock of the Company (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-93290) filed on June 8, 1995, as amended (the "Registration Statement").

    4.2 Amended and Restated Stockholders' Agreement by and among SAMA Holdings, Inc. and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, Summit Hospital Corporation and the additional parties listed on Schedule B thereto, amended and restated as of June 5, 1995, and effective as of November 28, 1994 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    4.3 Amendment to Stockholders' Agreement by and among SAMA Holdings, Inc. and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, Summit Hospital Corporation and the additional parties listed in Schedule B thereto, as amended and restated as of June 5, 1995, and effective as of November 28, 1994, dated as of October 27, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    10.1 Revolving Credit Agreement by and between NationsBank of Florida, N.A. and the Company, dated as of November 1, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995).

    10.2 Class A Voting Common Stock Purchase Warrant between SAMA Holdings, Inc. and Summit Hospital Corporation dated as of June 1, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.3 Service Agreement by and between SAMA Holdings, Inc. and Summit Hospital Corporation dated as of June 5, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.4 Stockholders' Agreement by and among SAMA Holdings, Inc. and the Investors listed on the signature page thereto, dated as of June 5, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.5 Amended and Restated Group Physician Agreement dated as of June 5, 1995 by and between CAC-Ramsey, Inc. and Sheridan Healthcorp, Inc. (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.6 Executive Physician Employment Agreement dated as of June 5, 1995 by and between Sheridan Healthcorp, Inc. and Valerio Toyos, M.D. (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------

    10.7 Employment Agreement of Lewis Gold, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Lewis Gold (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.8 Employment Agreement of Mitchell Eisenberg, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern
          Anesthesia Management Associates, Inc. and Mitchell Eisenberg (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.9 Executive Employment Agreement of Jay Martus effective as of January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Jay Martus (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.10 Executive Employment Agreement of Gilbert Drozdow, M.D. dated January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates,Inc.and Gilbert Drozdow (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.11 Letter  Agreement dated as of June 23, 1995 from the Company to Dennis
          L. Gates regarding employment (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.12 Non-Competition and Non-Disclosure Agreement dated as of June 23, 1995 between the Company and Dennis L. Gates (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.13 Sheridan Healthcare, Inc. Amended and Restated 1995 Stock Option Plan (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.14 Agreement and License of Packaged Software dated April 10, 1989, as amended, by and between Medical Software Specialties, Inc. and Southeastern Anesthesia Management Associates, P.A., as amended (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.15 Anesthesiology Agreement by and between South Broward Hospital District and Pavilack, Karch, Lipton, Baran & Ast, P.A., d/b/a Anesthesia Associates of Hollywood, dated as of September 25, 1990, as amended (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.16 Participation Agreement by and between Health Options, Inc. and Southeastern Anesthesia Management Associates ER Physicians, dated as of February 8, 1995, as amended, including the attached schedule of participating physicians who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.17 Participation  Agreement  by and  between  Health  Options,  Inc.  and
          Southeastern Anesthesia Management Associates P.A. dated as of September 30, 1991 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------

    10.18 Form of Health Options Participation Agreement by and between Health Options, Inc. and Individual Physician, including the attached schedule of participating physicians who have signed the Agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.19 Provider Participation Agreement by and between PCA Health Plans of Florida, Inc. and Southeastern Anesthesia Management Associates, P.A., dated as of July 1, 1994 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.20 Referral Services Agreement by and between Family Health Plan, Inc. and Southeastern Anesthesia Management Associates, P.A., dated as of July 1, 1994 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.21 Agreement by and between CAC-Ramsay and Southeastern Anesthesia Management Associates, Inc., dated as of February 1, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.22 Physician Agreement dated April 1, 1990 by and between Pavilack, Karch, Lipton, Baran & Ast, P.A., d/b/a Anesthesia Associates of Hollywood, and Humana Medical Plan, Inc., Humana Plan of Florida, Inc. and Humana Health Insurance Company of Florida, Inc. (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.23 Preferred  Patient  Care  Agreement by and between Blue Cross and Blue
          Shield of Florida, Inc. and Individual Physicians, with attached schedule of physicians who have signed the agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.24 Form of Blue Cross and Blue Shield of Florida Traditional Program Participating Physician Agreement, with attached schedule of signatories, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.25 Physician Agreement by and between AMSA, Inc. and Humana Medical Plan, Inc., Humana Health Plan, Inc., and Humana Insurance Company (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.26 Form of Letter of Agreement for Specialty Services by and between Primedica Healthcare, Inc. and each Individual Specialty Provider, with attached schedule of participating specialty providers who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.27 Form of Memorandum of Agreement for Specialty Services by and between Primedica Healthcare, Inc. and each Individual Specialty Provider, with attached schedule of participating specialty providers who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------

    10.28 Management Services Agreement, dated as of November 28, 1994, between AMSA, Inc., a Florida corporation, and Anesthesiologists' Management Services Associates, P.C., a New York professional corporation (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.29 Amendment No. 1, dated as of July 28, 1995, to the Employment Agreement effective as of November 28, 1994 by and among SAMA
          Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Lewis Gold (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.30 Amendment No. 1, dated as of July 28, 1995, to the Employment Agreement effective as of November 28, 1994 by and among SAMA
          Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Mitchell Eisenberg (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.31 Amendment No. 1, dated as of August 1, 1995, to the Executive Employment Agreement dated as of January 1, 1995 by and among SAMA Holding, Inc., Southeastern Anesthesia Management Associates, Inc. and Jay Martus (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.32 Amendment No.1, dated as of August 1, 1995, to the Executive Employment Agreement dated as of January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Gilbert Drozdow (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.33 Master Equipment Lease Agreement dated as of June 12, 1995 by and between NationsBanc Leasing Corporation and the Company (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    10.34 First  Addendum  to  Management  Services   Agreement,   dated  as  of
          September 1, 1995,  by   and   between AMSA,  Inc.,  Sheridan Medical
          Healthcorp, P.C., and Sheridan Healthcorp, Inc.

    10.35 Agreement and Plan of Merger, by and among Sheridan Healthcare, Inc., Sheridan Acquisition Corp., Inc., Neonatology Certified, Inc., and the additional parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

    10.36 Stock Purchase Agreement, by and among Sheridan Healthcare, Inc., Children's Hospital Services, Inc., and the parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

    10.37 Investment and Stockholders' Agreement, by and among Sheridan Healthcare, Inc., and the parties listed on Schedule A attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

    10.38 Emergency Medicine Services Agreement, dated as of June 1, 1996, by and between Wyckoff Heights Medical Center and Sheridan Medical Healthcorp, P.C. 3. Exhibits (cont'd):

    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

    10.39 Executive Employment Agreement, dated as of August 9, 1996, by and between Sheridan Healthcorp, Inc., Sheridan Healthcare, Inc. and Michael F. Schundler.

    11.1  Statement regarding computation of per share earnings.

    21.1  Schedule of Subsidiaries.

    27    Financial Data Schedule.

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SHERIDAN HEALTHCARE, INC.
                                                                    (Registrant)


Date:  March 28, 1997                       By: /s/Michael F. Schundler
                                                --------------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title             Date

/s/ Mitchell Eisenberg, M.D.      Chairman of the Board,          March 28, 1997
----------------------------       President, Chief Executive
Mitchell Eisenberg, M.D.           Officer (Principal Executive
                                   Officer)

/s/ Robert W. Daly                Director                        March 28, 1997
----------------------------
Robert W. Daly

/s/ Lewis D. Gold, M.D.           Executive Vice President,       March 28, 1997
----------------------------       Director
Lewis D. Gold, M.D.

/s/ Henry E. Golembesky, M.D.     Director                        March 28, 1997
-----------------------------
Henry E. Golembesky, M.D.

/s/ Neil A. Natkow, D.O.          Director                        March 28, 1997
-----------------------------
Neil A. Natkow, D.O.

/s/ Michael F. Schundler        Chief Financial Officer           March 28, 1997
-----------------------------    (Principal Financial and
Michael F. Schundler              Accounting Officer)