Form 10-Q
period 1997-03-31
SHERIDAN HEALTHCARE INC
filed 1997-05-15
CIK 946489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[ X ]    Quarterly  Report  pursuant  to  Section  13 or 15(d) of the Securities
              Exchange Act of 1934 For the quarterly period ended March 31, 1997

[   ]   Transition   Report   pursuant to Section 13 or 15(d)  of the Securities
              Exchange Act of 1934

              For the transition period from        to
                                              -----    -----


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


                                  954/987-5822
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                       -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of outstanding shares of the issuer's classes of common stock as of the latest practicable date.

As of May 1, 1997, there were 6,417,998 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements



                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                       March 31,    December 31,
                                                                                         1997           1996
                                                                                    -------------   -------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $         ---   $         ---
   Accounts receivable, net of allowances........................................          20,787          18,717
   Income tax refunds receivable.................................................             ---             570
   Deferred income taxes.........................................................           1,361           1,154
   Other current assets..........................................................           1,810           1,845
                                                                                    -------------   -------------
     Total current assets........................................................          23,958          22,286
Property and equipment, net of accumulated depreciation..........................           3,778           3,730
Goodwill, net of accumulated amortization........................................          48,642          46,111
Intangible assets, net of accumulated amortization...............................           1,738           1,281
                                                                                    -------------   -------------
       Total assets..............................................................   $      78,116   $      73,408
                                                                                    =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         306   $         222
   Amounts due for acquisitions..................................................             559             558
   Accrued salaries and benefits.................................................           1,824           2,798
   Self-insurance accruals.......................................................           3,270           3,170
   Refunds payable...............................................................           2,318           1,952
   Accrued lease obligations.....................................................             778             971
   Other accrued expenses........................................................           2,613           3,090
   Current portion of long-term debt.............................................             425           1,189
                                                                                    -------------   -------------
     Total current liabilities...................................................          12,093          13,950
Long-term debt...................................................................          26,880          21,367
Amounts due for acquisitions.....................................................           1,997           2,133
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---             ---
   Common stock, par value $.01; 21,000 shares authorized:
     Voting; 6,418 shares issued and outstanding.................................              64              64
     Class A non-voting;  297 shares issued and outstanding......................               3               3
   Additional paid-in capital....................................................          61,129          61,129
   Excess purchase price distributed to management stockholders..................          (7,541)         (7,541)
   Retained earnings (deficit)...................................................         (16,509)        (17,697)
                                                                                    -------------   -------------
     Total stockholders' equity .................................................          37,146          35,958
                                                                                    -------------   -------------
       Total liabilities and stockholders' equity................................   $      78,116   $      73,408
                                                                                    =============   =============













                             See accompanying notes.



                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                         1997           1996
                                                                                    -------------   -------------

Net revenue......................................................................   $      22,905   $      19,854
Operating expenses:
   Direct facility expenses......................................................          15,999          14,446
   Provision for bad debts.......................................................             925             675
   Salaries and benefits.........................................................           1,830           1,550
   General and administrative....................................................           1,120           1,016
   Amortization..................................................................             437             551
   Depreciation..................................................................             143             210
                                                                                    -------------   -------------
     Total operating expenses....................................................          20,454          18,448
                                                                                    -------------   -------------
Operating income.................................................................           2,451           1,406
Interest expense.................................................................             601             553
                                                                                    -------------   -------------
Income before income taxes.......................................................           1,850             853
Income tax expense...............................................................             662             ---
                                                                                    -------------   -------------
Net income.......................................................................   $       1,188             853
                                                                                    =============   =============

Net income per share.............................................................   $         .17   $         .14
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................           6,897           6,277























                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        1997            1996
                                                                                    -------------   ------------
Cash flows from operating activities:
   Net income....................................................................   $       1,188   $        853
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................             437            551
     Depreciation................................................................             143            210
     Provision for bad debts.....................................................             925            675
     Deferred income taxes.......................................................            (207)           ---
   Changes in operating assets and liabilities:
     Accounts receivable.........................................................          (2,727)        (1,895)
     Other current assets........................................................             605           (371)
     Other assets................................................................            (519)           (42)
     Accounts payable............................................................              84            107
     Other accrued expenses......................................................          (1,178)            97
                                                                                    -------------   ------------
       Net cash provided (used) by operating activities..........................          (1,249)           185
Cash flows from investing activities:
   Acquisitions of physician practices...........................................            (135)       (10,119)
   Investment in management agreement............................................          (3,203)           ---
   Capital expenditures..........................................................            (162)          (563)
                                                                                    -------------   ------------
       Net cash provided (used) by investing activities..........................          (3,500)       (10,682)
Cash flows from financing activities:
   Borrowings on long-term debt..................................................           5,618         12,032
   Payments on long-term debt....................................................            (869)          (871)
                                                                                    -------------   ------------
       Net cash provided by financing activities.................................           4,749         11,161
                                                                                    -------------   ------------
Increase in cash and cash equivalents............................................             ---            664
Cash and cash equivalents:
   Beginning of period...........................................................             ---            ---
                                                                                    -------------   ------------
   End of period.................................................................   $         ---   $        664
                                                                                    =============   ============
















                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)


(1)   BASIS OF PRESENTATION
      ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at March 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)   GOODWILL
      --------

Approximately $29.2 million of the total amount of goodwill, net of accumulated amortization, at March 31, 1997 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

The remaining $19.4 million of the total amount of goodwill at March 31, 1997 is related to several acquisitions of physician practices which were completed from September 1994 to March 1997, some of which are included in the acquisitions discussed in Note 5 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitated arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets.

(3)   INTANGIBLE ASSETS
      -----------------

Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor, non-compete covenants related to certain acquisitions of physician practices, deferred loan costs, and deferred acquisition costs. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from three to seven years.

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

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(5)  ACQUISITIONS AND DIVESTITURES
     -----------------------------

During the period from January to October 1996, the Company made six acquisitions of physician practices for an aggregate of $12.4 million in cash and deferred payments and approximately 658,000 shares of the Company's common stock. The Company also entered into a long-term management agreement with a physician practice in March 1997, in connection with which it acquired certain assets from the practice for $3.2 million in cash. This transaction is referred to as an acquisition in Note 2 and the remainder of this Note 5, and is included in the pro forma consolidated results of operations below. These acquisitions were accounted for as purchases, and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values.

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


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       1997            1996
                                                                                    -----------    -----------
                                                                                       (in thousands, except
                                                                                          per share data)

         PRO FORMA RESULTS OF OPERATIONS:
         Net revenue............................................................    $    23,274    $    23,864
         Income before income taxes.............................................          1,881          1,075
         Net income.............................................................          1,202          1,075
         Net income per share...................................................    $       .17    $       .16


In December 1996 and February 1997, the Company sold two primary care practices which generated an aggregate of $4.4 million of net revenue during the year ended December 31, 1996.

(6)   LONG-TERM DEBT
      --------------

Long-term debt consists of the following (in thousands):

                                                                                     March 31,     December 31,
                                                                                       1997            1996
                                                                                    -----------    ------------
         Revolving credit facility, maturing in March 2000,
           secured by substantially all assets of the Company....................   $    25,600     $       ---
         Revolving credit facility, maturing in February 1997,
           secured by substantially all assets of the Company....................           ---          19,982
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 2001..................         1,705           1,809
         Note payable, maturing in January 1997..................................           ---             765
                                                                                    -----------     -----------
            Total................................................................        27,305          22,556
         Less current portion....................................................          (425)         (1,189)
                                                                                    -----------     -----------
             Long-term debt......................................................   $    26,880     $    21,367
                                                                                    ===========     ===========


                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. There are no principal payments due under the new credit facility until the maturity date of March 11, 2000. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of March 31, 1997. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1997, the Company had the ability to borrow the entire unused portion of the credit facility, which was $9.4 million at March 31, 1997.

(7)  INCOME TAXES
     ------------

The Company's income tax expense was reduced by a loss carryforward from the prior year for both the three months ended March 31, 1997 and the three months ended March 31, 1996. Without the loss carryforward, income tax expense for the three months ended March 31, 1997 and 1996 would have been approximately $870,000 and $450,000. The Company had an unused loss carryforward of approximately $1.6 million for book purposes as of March 31, 1997. The tax effect of this loss carryforward is being allocated evenly among all four quarters in the year ending December 31, 1997. The Company had net deferred tax assets at March 31, 1997, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

(8)  LITIGATION
     ----------

In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to continue to vigorously defend against it.

(9)  NET INCOME PER SHARE
     --------------------

Net income per share reflected in the accompanying consolidated statement of operations represents both primary earnings per share and fully diluted earnings per share, which are substantially the same for the Company. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share and provides for the reporting of basic earnings per share and diluted earnings per share. Application of SFAS 128 to the accompanying consolidated financial statements would not have a material impact on the Company's earnings per share.

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(10)  STOCK OPTIONS
      -------------

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

Stock option activity during the three months ended March 31, 1997 was as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                           Number      Exercise
                                                                                          of Shares      Price
                                                                                          ---------    --------

         Balance, December 31, 1996.................................................       553,911     $   5.73
         Granted during period......................................................       196,019         9.00
                                                                                         ---------
         Balance, March 31, 1997....................................................       749,930     $   6.58
                                                                                         =========


The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                                                   Three Months
                                                                                                       Ended
                                                                                                   March 31, 1997
                                                                                                   --------------
                                                                                                   (in thousands,
                                                                                                    except per
                                                                                                    share data)
         Pro forma results of operations:
         Net income..............................................................................    $    988
         Net income per share....................................................................         .14

(11)  SUBSEQUENT EVENTS
      -----------------

In April 1997, the Company sold two rheumatology physician practices for an aggregate sale price of $3.3 million in cash. These two rheumatology practices generated approximately $4.0 million of net revenue during the year ended December 31, 1996. Also in April 1997, the Company entered into a long-term management agreement with a three-physician obstetrical practice, in connection with which it acquired certain assets from the practice for $2.5 million in cash and deferred payments. This practice generated approximately $3.2 million of net revenue in 1996.

In May 1997, the Company decreased the amount of its authorized common stock from 31,000,000 shares to 21,000,000 shares, which is retroactively reflected in the accompanying consolidated balance sheet.

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

GENERAL

The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, emergency services and obstetrics, and which owns and operates, or manages, office-based primary care and obstetrical practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company increased the number of physicians affiliated with it from approximately 145 at December 31, 1995 to approximately 210 at March 31, 1997 through several acquisitions of physician practices and the addition of several new contracts for specialist physician services. The Company made several acquisitions of physician practices during the period from January 1, 1996 to March 31, 1997, as described in Note 5 to the accompanying consolidated financial statements. These acquisitions were accounted for as purchases and accordingly, the operations of each of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition. The Company also sold certain physician practices during the period from December 1996 to April 1997, as described in Notes 5 and 10 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                            1997         1996
                                                                                           --------     --------


      Net revenue...............................................................              100.0%       100.0%
      Operating expenses:
          Direct facility expenses..............................................               69.9         72.8
          Provision for bad debts...............................................                4.0          3.4
          Salaries and benefits.................................................                8.0          7.8
          General and administrative............................................                4.9          5.1
          Amortization..........................................................                1.9          2.8
          Depreciation..........................................................                0.6          1.0
                                                                                          ---------     --------
             Total operating expenses...........................................               89.3         92.9
                                                                                          ---------     --------
      Operating income..........................................................               10.7%         7.1%
                                                                                          =========     ========

Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

Net revenue increased $3.0 million, or 15.4%, from $19.9 million in 1996 to $22.9 million in 1997. Net revenue from hospital-based services increased by $4.1 million, from $12.6 million in 1996 to $16.7 million in 1997. Of this increase, $2.1 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, which is included in the acquisitions discussed in Note 5 to the accompanying consolidated financial statements. The remaining $2.0 million increase was primarily due to the addition of several new contracts for hospital-based services, including new neonatology contracts awarded to the Company since the neonatology acquisition in March 1996. Net revenue from office-based practices decreased $1.0 million, from $7.2 million in 1996 to $6.2 million in 1997, primarily due to the sale of one of the Company's primary care practices in December 1996.

Direct facility expenses increased $1.6 million, or 10.8%, from $14.4 million in 1996 to $16.0 million in 1997. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses was primarily due to the acquisition of a hospital-based neonatology practice in March 1996 and the addition of several new contracts for hospital-based services, which were partially offset by the sale of a primary care practice in December 1996. Direct facility expenses as a percentage of net revenue ("direct facility expense percentage") decreased from 72.8% in 1996 to 69.9% in 1997. This decrease was primarily due to an increase in the percentage of the Company's total net revenue that is derived from hospital-based services, from 63.6% in 1996 to 73.0% in 1997. The Company's hospital-based operations have historically had a lower direct facility expense percentage than its office-based operations.

The provision for bad debts increased $250,000, or 37.0%, from $675,000 in 1996 to $925,000 in 1997. This increase was primarily due to a 15.4% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased from 3.4% in 1996 to 4.0% in 1997 primarily due to an increase in the percentage of total net revenue that is comprised of hospital-based revenue, which has higher bad debt expense as a percentage of net revenue than office-based revenue.

Salaries and benefits increased $280,000, or 18.1%, from $1.5 million in 1996 to $1.8 million in 1997. Salaries and benefits includes salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations, and general corporate functions. The increase in salaries and benefits was primarily due to the acquisition of a hospital-based neonatology practice in March 1996, as discussed above. As a percentage of net revenue, salaries and benefits increased slightly, from 7.8% in 1996 to 8.0% in 1997, because the acquired neonatology practice has higher salaries and benefits as a percentage of net revenue than the other operations of the Company.

General and administrative expense increased $104,000, or 10.2%, from $1.0 million in 1996 to $1.1 million in 1997. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The increase in general and administrative expense was primarily due to the acquisition of a hospital-based neonatology practice in March 1996, as discussed above. As a percentage of net revenue, general and administrative expense decreased slightly from 5.1% in 1996 to 4.9% in 1997, primarily due to a 15.4% increase in net revenue, as discussed above.

Amortization expense decreased $114,000, or 20.7%, from $551,000 in 1996 to $437,000 in 1997. This decrease was primarily due to a decrease in amortization expense related to goodwill and intangible assets that were written down to their estimated realizable values during the fourth quarter of 1996, which was partially offset by amortization of the goodwill related to several acquisitions of physician practices from March 1996 to March 1997, which are included in the acquisitions discussed in Note 5 to the accompanying consolidated financial statements.

Operating income increased $1.1 million, or 74.3%, from $1.4 million in 1996 to $2.5 million in 1997. This increase was primarily due to a 15.4% increase in net revenue and a decrease in the direct facility expense percentage from 72.8% in 1996 to 69.9% in 1997, which was primarily due to a favorable shift in the Company's mix of hospital-based and office-based operations, as discussed above.

Interest expense increased $48,000, from $553,000 in 1996 to $601,000 in 1997. This increase was primarily due to additional debt incurred during the period from January 1996 to March 1997 to finance acquisitions of physician practices, which was partially offset by a decrease in the interest rate on the Company's revolving credit facility, and payments on the Company's debt using cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the three months ended March 31, 1997 were to finance acquisitions of physician practices ($3.3 million), to finance increases in accounts receivable ($1.8 million), and to reduce accrued salaries and benefits ($1.0 million). The Company met its cash needs during this period primarily through borrowings under its revolving credit facility ($5.6 million) and its net income plus non-cash expenses (amortization, depreciation and deferred income taxes) ($1.6 million).

On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association (South) ("NationsBank"). The new credit facility matures on March 11, 2000 and bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of May 1, 1997, the applicable margin was 1.63%. The Company was in compliance with the loan covenants in the new credit facility as of March 31, 1997. There are no principal payments due under the credit facility until the maturity date of March 11, 2000.

The outstanding balance under the credit facility increased from $20.0 million at December 31, 1996 to $25.6 million at March 31, 1997 primarily due to the acquisition of an office-based obstetrical practice in March 1997, an increase in accounts receivable, as discussed above, and deferred financing costs related to the new credit facility. The amount that can be borrowed under the new credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1997, the Company had the ability to borrow the entire unused portion of the credit facility, which was $9.4 million at March 31, 1997. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based neonatology practice completed in March 1996, which is included in the acquisitions discussed in Note 5 to the accompanying consolidated financial statements.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Net cash provided by operating activities was $185,000 in 1996 compared to $1.2 million of net cash used by operating activities in 1997. This decrease of $1.4 million was primarily due to a reduction in accrued salaries and benefits of $1.0 million in 1997, compared to no significant change in accrued salaries and benefits in 1996. The reduction in accrued salaries and benefits in 1997 was primarily due to a change in the relationship between the end of the quarter and the Company's two-week payroll cycle from December 31, 1996 to March 31, 1997.

Net cash used by investing activities decreased from $10.7 million in 1996 to $3.5 million in 1997. This decrease was primarily due to a decrease in cash used for physician practice acquisitions from $10.1 million in 1996 to $3.3 million in 1997.

Net cash provided by financing activities decreased from $11.2 million in 1996 to $4.7 million in 1997. This decrease was primarily due to a decrease in borrowings under the Company's revolving credit facility from $12.0 million in 1996 to $5.6 million in 1997, which is related to the decrease in cash used for physician practice acquisitions, as discussed above.

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

Item 6:  Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed as part of this report:

Exhibit
Number                                      Description
------                                      -----------

10.1 Anesthesiology Agreement, by and between South Broward Hospital District, a Florida special taxing district doing business as Memorial Healthcare System, and Sheridan Healthcorp, Inc., a Florida corporation, effective as of January 1, 1997.

10.2 Real Property Lease Agreement, by and among ACP Venture I Limited Partnership, a Delaware limited partnership, and Sheridan Healthcorp, Inc., a Florida corporation, dated as of January 11, 1997.

10.3 Amended and Restated Credit Agreement, by and among NationsBank, National Association (South), a national banking association, as Agent and Lender, and Sheridan Healthcare, Inc., as Borrower, dated as of March 12, 1997.

10.4 Sheridan Healthcare, Inc. Second Amended and Restated 1995 Stock Option Plan, effective as of April 27, 1995, amended and restated as of July 27, 1995 and further amended as of February 26, 1997.

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


                            SHERIDAN HEALTHCARE, INC.
                                  (Registrant)





Date:         May 15, 1997                      By: /s/ Michael F. Schundler
       ----------------------------                 ------------------------
                                                    Michael F. Schundler
                                                    Chief Financial Officer
                                                   (principal financial officer)