Form 10-Q
period 1997-06-30
SHERIDAN HEALTHCARE INC
filed 1997-08-14
CIK 946489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X]          Quarterly Report pursuant to  Section 13 or 15(d) of the Securities
               Exchange Act of 1934 For the quarterly period ended June 30, 1997

[ ]          Transition Report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 For the transition period from      to
                                                                   ----    ----

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

As of August 1, 1997, there were 6,417,998 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements




                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                                                                       June 30,     December 31,
                                                                                         1997           1996
                                                                                    -------------   -------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $         ---   $         ---
   Accounts receivable, net of allowances........................................          20,494          18,717
   Income tax refunds receivable.................................................             ---             570
   Deferred income taxes.........................................................           1,568           1,154
   Other current assets..........................................................           2,057           1,845
                                                                                    -------------   -------------
     Total current assets........................................................          24,119          22,286
Property and equipment, net of accumulated depreciation..........................           3,342           3,730
Goodwill, net of accumulated amortization........................................          49,922          46,111
Intangible assets, net of accumulated amortization...............................           1,671           1,281
                                                                                    -------------   -------------
       Total assets..............................................................   $      79,054   $      73,408
                                                                                    =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         363   $         222
   Amounts due for acquisitions..................................................             553             558
   Accrued salaries and benefits.................................................           2,698           2,798
   Self-insurance accruals.......................................................           3,388           3,170
   Refunds payable...............................................................           2,590           1,952
   Accrued lease obligations.....................................................             704             971
   Other accrued expenses........................................................           4,019           3,090
   Current portion of long-term debt.............................................             439           1,189
                                                                                    -------------   -------------
     Total current liabilities...................................................          14,754          13,950
Long-term debt...................................................................          24,057          21,367
Amounts due for acquisitions.....................................................           1,865           2,133
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---             ---
   Common stock, par value $.01; 21,000 shares authorized:
     Voting; 6,418 shares issued and outstanding.................................              64              64
     Class A non-voting;  297 shares issued and outstanding......................               3               3
   Additional paid-in capital....................................................          61,129          61,129
   Excess purchase price distributed to management stockholders..................          (7,541)         (7,541)
   Retained earnings (deficit)...................................................         (15,277)        (17,697)
                                                                                    -------------   -------------
     Total stockholders' equity .................................................          38,378          35,958
                                                                                    -------------   -------------
       Total liabilities and stockholders' equity................................   $      79,054   $      73,408
                                                                                    =============   =============






                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                         1997            1996
                                                                                    -------------   ------------

Net revenue of consolidated and unconsolidated physician practices...............   $      24,605   $     23,475
Less - amounts retained by unconsolidated practices..............................            (876)          (275)
                                                                                    -------------   ------------

Net revenue of the Company.......................................................          23,729          23,200
Operating expenses:
   Direct facility expenses......................................................          16,486          16,636
   Provision for bad debts.......................................................             950             915
   Salaries and benefits.........................................................           1,893           1,684
   General and administrative....................................................           1,289           1,086
   Amortization..................................................................             475             638
   Depreciation..................................................................             153             274
                                                                                    -------------   -------------
     Total operating expenses....................................................          21,246          21,233
                                                                                    -------------   -------------
Operating income.................................................................           2,483           1,967
Interest expense.................................................................             583             651
                                                                                    -------------   -------------
Income before income taxes.......................................................           1,900           1,316
Income tax expense...............................................................             668             200
                                                                                    -------------   -------------
Net income.......................................................................   $       1,232   $       1,116
                                                                                    =============   =============

Net income per share.............................................................   $         .18   $         .16
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................           6,934           6,831




















                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                         1997            1996
                                                                                    -------------   ------------

Net revenue of consolidated and unconsolidated physician practices...............   $      47,923   $      43,569
Less - amounts retained by unconsolidated practices..............................          (1,289)          (515)
                                                                                    -------------   ------------

Net revenue of the Company.......................................................          46,634          43,054
Operating expenses:
   Direct facility expenses......................................................          32,485          31,082
   Provision for bad debts.......................................................           1,875           1,590
   Salaries and benefits.........................................................           3,723           3,234
   General and administrative....................................................           2,409           2,102
   Amortization..................................................................             912           1,189
   Depreciation..................................................................             296             484
                                                                                    -------------   -------------
     Total operating expenses....................................................          41,700          39,681
                                                                                    -------------   -------------
Operating income.................................................................           4,934           3,373
Interest expense.................................................................           1,184           1,204
                                                                                    -------------   -------------
Income before income taxes.......................................................           3,750           2,169
Income tax expense...............................................................           1,330             200
                                                                                    -------------   -------------
Net income.......................................................................   $       2,420   $       1,969
                                                                                    =============   =============

Net income per share.............................................................   $         .35   $         .30
Weighted average shares of common stock and
   common stock equivalents outstanding..........................................           6,913           6,577






















                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                        1997            1996
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income....................................................................   $       2,420   $       1,969
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................             912           1,189
     Depreciation................................................................             296             484
     Provision for bad debts.....................................................           1,875           1,590
     Deferred income taxes.......................................................            (414)            ---
   Changes in operating assets and liabilities:
     Accounts receivable.........................................................          (4,622)         (3,753)
     Other current assets........................................................             258          (1,368)
     Other assets................................................................            (524)            ---
     Accounts payable............................................................             141            (156)
     Other accrued expenses......................................................           1,265             841
                                                                                    -------------   -------------
       Net cash provided by operating activities.................................           1,607             796
                                                                                    -------------   -------------
Cash flows from investing activities:
   Acquisitions of physician practices...........................................            (273)        (10,933)
   Investment in management agreements...........................................          (6,258)            ---
   Sale of physician practices...................................................           3,282             ---
   Capital expenditures..........................................................            (382)           (939)
                                                                                    -------------   -------------
       Net cash (used) in investing activities...................................          (3,631)        (11,872)
                                                                                    -------------   -------------
Cash flows from financing activities:
   Borrowings on long-term debt..................................................           3,018          12,559
   Payments on long-term debt....................................................            (994)         (1,287)
                                                                                    -------------   -------------
       Net cash provided by financing activities.................................           2,024          11,272
                                                                                    -------------   -------------
Increase in cash and cash equivalents............................................             ---             196
Cash and cash equivalents:
   Beginning of period...........................................................             ---             ---
                                                                                    -------------   -------------
   End of period.................................................................   $         ---   $         196
                                                                                    =============   =============

















                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at June 30, 1997, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)  GOODWILL
     --------

Approximately $29.0 million of the total amount of goodwill, net of accumulated amortization, at June 30, 1997 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

The remaining $20.9 million of the total amount of goodwill at June 30, 1997 is related to several acquisitions of physician practices, and investments in management agreements with physician practices, which were completed from September 1994 to May 1997, some of which are included in the transactions discussed in Note 6 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of certain practices in managing health care services delivered under capitated arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets.

(3)  INTANGIBLE ASSET
     ----------------

Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor and deferred loan costs.

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

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(5)  NET REVENUE
     -----------

Since the beginning of 1996, the Company has entered into several long-term management agreements with physician practices. Under the management agreements, the Company recognizes net revenue equal to the management fees received from the practices. Effective for the period ended June 30, 1997, the Company began presenting the total net revenue of all of its owned and managed physician practices and the net revenue of the company after deducting amounts retained by the managed practices in its results of operations, as shown on the accompanying consolidated statements of operations. The Company's management believes that this data provides readers with additional useful information about its operations.

(6)  ACQUISITIONS AND DIVESTITURES
     -----------------------------

During the period from January to October 1996, the Company made six acquisitions of physician practices for an aggregate of $12.4 million in cash and deferred payments and approximately 658,000 shares of the Company's common stock. During the period from March 1997 to May 1997, the Company also entered into long-term management agreements with three physician practices, in connection with which it acquired certain assets from the practices, and options to acquire the practices, for aggregate consideration of $6.2 million in cash. These acquisitions and management agreements were accounted for as purchases, and accordingly, the operations of each acquired practice, or the operations under each management agreement, are included in the Company's consolidated financial statements beginning on each respective date of acquisition, or the effective date of the management agreement, as applicable. In each transaction, the purchase price was allocated to the net assets acquired based on their estimated fair market values.

The following table summarizes the pro forma consolidated results of operations of the Company as though all of the transactions discussed above had occurred at the beginning of the period presented. The pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if these transactions had actually occurred at the beginning of the period presented, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    --------------------------
                                                         1997           1996           1997            1996
                                                     -----------     -----------    -----------    -----------
                                                                (in thousands, except per share data)
         Pro Forma Results of Operations:
         Net revenue of the Company................  $    23,994     $    24,690    $    47,783    $    48,932
         Income before income taxes................        1,910           1,371          3,757          2,484
         Net income................................        1,236           1,133          2,408          2,089
         Net income per share......................          .18             .17            .35            .32


During the period from December 1996 to April 1997, the Company sold two primary care practices and two rheumatology practices which had generated an aggregate of $8.4 million of net revenue during the year ended December 31, 1996.

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(7)   LONG-TERM DEBT
      --------------

Long-term debt consists of the following (in thousands):

                                                                                     June 30,      December 31,
                                                                                       1997            1996
                                                                                    -----------    ------------
         Revolving credit facility, maturing in March 2000,
           secured by substantially all assets of the Company....................   $    23,000    $       ---
         Revolving credit facility, maturing in February 1997,
           secured by substantially all assets of the Company....................           ---         19,982
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 2001..................         1,496          1,809
         Note payable, maturing in January 1997..................................           ---            765
                                                                                    -----------    -----------
            Total................................................................        24,496         22,556
         Less current portion....................................................          (439)        (1,189)
                                                                                    -----------    -----------
             Long-term debt......................................................   $    24,057    $    21,367
                                                                                    ===========    ===========


On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. There are no principal payments due under the new credit facility until the maturity date of March 11, 2000. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of June 30, 1997. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1997, the Company had the ability to borrow the entire unused portion of the credit facility, which was $12.0 million at June 30, 1997.

(8)  INCOME TAXES
     ------------

The Company's income tax expense was reduced by a loss carryforward from the prior year for the three months and six months ended June 30, 1997 and the three months and six months ended June 30, 1996. Without the loss carryforwards, income tax expense for the three months ended June 30, 1997 and 1996 would have been approximately $875,000 and $650,000, and income tax expense for the six months ended June 30, 1997 and 1996 would have been approximately $1,750,000 and $1,100,000. The Company had an unused loss carryforward of approximately $1.1 million for book purposes as of June 30, 1997. The tax effect of this loss carryforward is being allocated evenly among all four quarters in the year ending December 31, 1997. The Company had net deferred tax assets at June 30, 1997, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

(9)  LITIGATION
     ----------

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

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(10)  NET INCOME PER SHARE
      --------------------

Net income per share reflected in the accompanying consolidated statements of operations represents both primary earnings per share and fully diluted earnings per share, which are substantially the same for the Company. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share and provides for the reporting of basic earnings per share and diluted earnings per share. Application of SFAS 128 to the accompanying consolidated financial statements would not have a material impact on the Company's earnings per share.

(11)  STOCKHOLDERS' EQUITY
      --------------------

In May 1997, the Company decreased the amount of its authorized common stock from 31,000,000 shares to 21,000,000 shares, which is retroactively reflected in the accompanying consolidated balance sheets.

(12)  STOCK OPTIONS
      -------------

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

Stock option activity during the six months ended June 30, 1997 was as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                           Number      Exercise
                                                                                          of Shares      Price
                                                                                          ---------    ---------

         Balance, December 31, 1996.................................................        553,911    $   5.73
         Granted during period......................................................        471,500        9.27
         Forfeited during period....................................................         (6,975)       5.83
                                                                                        -----------
         Balance, June 30, 1997.....................................................      1,018,436    $   7.37
                                                                                        ===========


The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                                                     Six Months
                                                                                                       Ended
                                                                                                   June 30, 1997
                                                                                                   -------------
                                                                                                   (in thousands,
                                                                                                    except per
                                                                                                    share data)
         Pro forma results of operations:
         Net income..............................................................................    $  1,693
         Net income per share....................................................................         .24



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

GENERAL

The Company is a physician practice management company which provides specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, emergency services and obstetrics, and which owns and operates, or manages, office-based primary care and obstetrical practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company increased the number of physicians affiliated with it from approximately 145 at December 31, 1995 to approximately 210 at June 30, 1997 through several acquisitions of physician practices, several long-term management agreements with physician practices, and the addition of several new contracts for specialist physician services. The Company made several acquisitions of physician practices and entered into several long-term management agreements with physician practices, during the period from January 1, 1996 to June 30, 1997, as described in Note 6 to the accompanying consolidated financial statements. These transactions were accounted for as purchases and accordingly, the operations of each acquired practice, or the operations under each management agreement, are included in the Company's consolidated financial statements beginning on each respective date of acquisition, or the effective date of the management agreement, as applicable. The Company also sold certain physician practices during the period from December 1996 to April 1997, as described in Note 6 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:


                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                   June 30,
                                                               ----------------------    ----------------------
                                                                 1997          1996         1997         1996
                                                               ---------    ---------    ---------     --------
                                                                   (in thousands, except per share data)

      Net revenue of the Company...........................         100.0%       100.0%      100.0%       100.0%
      Operating expenses:
           Direct facility expenses........................         69.5         71.7         69.7         72.2
           Provision for bad debts.........................          4.0          3.9          4.0          3.7
           Salaries and benefits...........................          8.0          7.3          8.0          7.5
           General and administrative......................          5.4          4.7          5.2          4.9
           Amortization....................................          2.0          2.7          1.9          2.8
           Depreciation....................................          0.6          1.2          0.6          1.1
                                                               ---------    ---------    ---------     --------
                Total operating expenses...................         89.5         91.5         89.4         92.2
                                                               ---------    ---------    ---------     --------
      Operating income.....................................         10.5%         8.5%        10.6%         7.8%
                                                               =========    =========    =========     ========

Three Months Ended June 30, 1997 Compared To Three Months Ended June 30, 1996

Net revenue increased $529,000, or 2.3%, from $23.2 million in 1996 to $23.7 million in 1997. Net revenue from hospital-based services increased by $1.3 million, from $16.1 million in 1996 to $17.4 million in 1997. This increase was primarily due to the addition of several new contracts for hospital-based services during the past year. Net revenue from office-based practices decreased $800,000, from $7.1 million in 1996 to $6.3 million in 1997, primarily due to the sale of two primary care practices and two rheumatology practices during the period from December 1996 to April 1997.

Direct facility expenses decreased $150,000, or 0.9%, from $16.6 million in 1996 to $16.5 million in 1997. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The decrease in direct facility expenses, in spite of a $529,000 increase in net revenue, was primarily due to an increase in the percentage of the Company's total net revenue that is derived from hospital-based services, from 69.3% in 1996 to 73.5% in 1997. The Company's hospital-based operations have historically had a lower direct facility expense percentage than its office-based operations. Direct facility expenses as a percentage of net revenue ("direct facility expense percentage") decreased from 71.7% in 1996 to 69.5% in 1997, primarily due to a favorable change in the mix of the Company's business, as noted above.

The provision for bad debts increased $35,000, or 3.8%, from $915,000 in 1996 to $950,000 in 1997. This increase was primarily due to a 2.3% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased only slightly, from 3.9% in 1996 to 4.0% in 1997.

Salaries and benefits increased $209,000, or 12.4%, from $1.7 million in 1996 to $1.9 million in 1997. Salaries and benefits includes salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The increase in salaries and benefits was primarily due to employees added to various corporate functions to support future growth of the Company, to employees added to support the new contracts for hospital-based services noted above and to the accrual of physician incentives. As a percentage of net revenue, salaries and benefits increased from 7.3% in 1996 to 8.0% in 1997, primarily due to the increases noted above.

General and administrative expense increased $203,000, or 18.7%, from $1.1 million in 1996 to $1.3 million in 1997. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The increase in general and administrative expense was primarily due to an increase in legal fees due to the litigation discussed in Note 9 to the accompanying consolidated financial statements, and increases in various expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense increased from 4.7% in 1996 to 5.4% in 1997.

Amortization expense decreased $163,000, or 25.5%, from $638,000 in 1996 to $475,000 in 1997. This decrease was primarily due to a decrease in amortization expense related to goodwill and intangible assets that were written down to their estimated realizable values during the fourth quarter of 1996, which was partially offset by amortization of the goodwill related to several acquisitions of physician practices, and management agreements with physician practices, completed from July 1996 to May 1997, which are included in the transactions discussed in Note 6 to the accompanying consolidated financial statements.

Operating income increased $516,000, or 26.2%, from $2.0 million in 1996 to $2.5 million in 1997. This increase was primarily due to a decrease in the direct facility expense percentage from 71.7% in 1996 to 69.5% in 1997, which was primarily due to a favorable shift in the Company's mix of hospital-based and office-based operations, as discussed above.

Six Months Ended June 30, 1997 Compared To Six Months Ended June 30, 1996

Net revenue increased $3.5 million, or 8.3%, from $43.1 million in 1996 to $46.6 million in 1997. Net revenue from hospital-based services increased by $5.4 million, from $28.7 million in 1996 to $34.1 million in 1997. This increase was primarily due to the acquisition of a 43-physician hospital-based neonatology and pediatric practice in March 1996, and the addition of several new contracts for hospital-based services during the past year. Net revenue from office-based practices decreased $1.9 million, from $14.4 million in 1996 to $12.5 million in 1997, primarily due to the sale of two primary care practices and two rheumatology practices during the period from December 1996 to April 1997.

Direct facility expenses increased $1.4 million, or 4.5%, from $31.1 million in 1996 to $32.5 million in 1997. The increase in direct facility expenses was primarily due to an 8.3% increase in net revenue, as noted above. The direct facility expense percentage decreased from 72.2% in 1996 to 69.7% in 1997, primarily due to an increase in the percentage of the Company's total net revenue that is derived from hospital-based services, from 66.7% in 1996 to 73.3% in 1997. The Company's hospital-based operations have historically had a lower direct facility expense percentage than its office-based operations.

The provision for bad debts increased $285,000, or 17.9%, from $1.6 million in 1996 to $1.9 million in 1997. This increase was primarily due to an 8.3% increase in net revenue, as discussed above. As a percentage of net revenue, the provision for bad debts increased from 3.7% in 1996 to 4.0% in 1997. This increase was primarily due to an increase in the percentage of the Company's total net revenue that is derived from hospital-based services, which typically have a higher bad debt expense as a percentage of net revenue than the Company's office-based operations.

Salaries and benefits increased $489,000, or 15.1%, from $3.2 million in 1996 to $3.7 million in 1997. The increase in salaries and benefits was primarily due to employees added to various corporate functions to support future growth of the Company, to additional employees to support the new contracts for hospital-based services noted above and to the accrual of physician incentives. As a percentage of net revenue, salaries and benefits increased from 7.5% in 1996 to 8.0% in 1997, primarily due to the increases noted above.

General and administrative expense increased $307,000, or 14.6%, from $2.1 million in 1996 to $2.4 million in 1997. The increase in general and administrative expense was primarily due to an increase in legal fees due to the litigation discussed in Note 9 to the accompanying consolidated financial statements, and increases in various expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense increased from 4.9% in 1996 to 5.2% in 1997.

Amortization expense decreased $277,000, or 23.3%, from $1.2 million in 1996 to $912,000 in 1997. This decrease was primarily due to a decrease in amortization expense related to goodwill and intangible assets that were written down to their estimated realizable values during the fourth quarter of 1996, which was partially offset by amortization of the goodwill related to several acquisitions of physician practices, and management agreements with physician practices, completed from July 1996 to May 1997, which are included in the transactions discussed in Note 6 to the accompanying consolidated financial statements.

Operating income increased $1.5 million, or 46.3%, from $3.4 million in 1996 to $4.9 million in 1997. This increase was primarily due to a decrease in the direct facility expense percentage from 72.2% in 1996 to 69.7% in 1997, which was primarily due to a favorable shift in the Company's mix of hospital-based and office-based operations, as discussed above and the acquisition of a hospital-based neonatology practice completed in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the six months ended June 30, 1997 were to finance investments in management agreements with physician practices ($6.3 million) and to finance increases in accounts receivable ($2.7 million). The Company met its cash needs during this period primarily through the sale of certain physician practices ($3.3 million), its net income plus non-cash expenses (amortization, depreciation and deferred income taxes) ($3.2 million), and net borrowings on long-term debt ($2.0 million).

On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association (South) ("NationsBank"). The new credit facility matures on March 11, 2000 and bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of August 1, 1997, the applicable margin was 1.63%. The Company was in compliance with the loan covenants in the new credit facility as of June 30, 1997. There are no principal payments due under the credit facility until the maturity date of March 11, 2000.

The outstanding balance under the credit facility increased from $20.0 million at December 31, 1996 to $23.0 million at June 30, 1997 primarily due to investments in management agreements in 1997, as discussed above. The amount that can be borrowed under the new credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1997, the Company had the ability to borrow the entire unused portion of the credit facility, which was $12.0 million at June 30, 1997. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank must be obtained, in order to use the credit facility to finance acquisitions of physician practices or investments in management agreements. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions or investments in management agreements.

In March 1996, the Company issued approximately 658,000 shares of its common stock as partial consideration for an acquisition of a hospital-based neonatology practice completed in March 1996, which is included in the acquisitions discussed in Note 6 to the accompanying consolidated financial statements.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Six Months Ended June 30, 1997 Compared To Six Months Ended June 30, 1996

Net cash provided by operating activities increased from $796,000 in 1996 to $1.6 million in 1997. This increase of $811,000 was due to several factors, the largest of which was an increase in deferred income tax assets of only $414,000 in 1997, compared to an increase of $1.4 million in 1996.

Net cash used by investing activities decreased from $11.9 million in 1996 to $3.6 million in 1997. This decrease was primarily due to a decrease in cash used for physician practice acquisitions and investments in management agreements from $10.9 million in 1996 to $6.5 million in 1997, and proceeds of $3.3 million from the sale of physician practices in 1997.

Net cash provided by financing activities decreased from $11.3 million in 1996 to $2.0 million in 1997. This decrease was primarily due to a decrease in net borrowings under the Company's revolving credit facility from $12.6 million in 1996 to $3.0 million in 1997, which is related to the decrease in cash used for physician practice acquisitions and investments in management agreements, and proceeds from the sale of physician practices, as discussed above.

PART II.  OTHER INFORMATION
          -----------------

Item 1:  Legal Proceedings

                From time to time, the Company is party to various claims, suits, and complaints. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders

                The Company held its Annual Meeting of Stockholders on May 15, 1997. At the Annual Meeting, the Company's stockholders voted
                (i) to re-elect Lewis D. Gold, M.D. and Henry E. Golembesky, M.D. to serve as Class II Directors of the Company until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to the Company's Third Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock of the Company from 31,000,000 to 21,000,000; and (iii) to approve an amendment to the Company's Second Amended and Restated 1995 Stock Option Plan to increase the total number of shares of common stock of the Company that may be issued thereunder from 750,000 to 1,350,000, each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.

                         Election of Class II Directors

Nominee                      Votes in Favor   Votes Withheld    Broker Non-Votes
-------                      --------------   --------------    ----------------

Lewis D. Gold, M.D.              5,632,304        7,750               N/A
Henry E. Golembesky, M.D.        5,631,304        8,750               N/A

                  Approval of Amendment to the Company's Third
                Amended and Restated Certificate of Incorporation

Votes in Favor               Votes Against      Abstentions     Broker Non-Votes
--------------               -------------      -----------     ----------------

   5,582,664                     41,775            15,615             N/A

                  Approval of Amendment to the Company's Second
                   Amended and Restated 1995 Stock Option Plan

Votes in Favor                 Votes Against     Abstentions    Broker Non-Votes
--------------                 -------------     -----------    ----------------

    4,080,641                    499,246           30,702          1,029,465

Item 6:  Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed as part of this report:

Exhibit
Number                                      Description
-------                                     -----------

3.1 Third Amended and Restated Certificate of Incorporation of Sheridan Healthcare, Inc., as amended effective May 27, 1997.

10.1 Sheridan Healthcare, Inc. Second Amended and Restated 1995 Stock Option Plan, effective as of April 27, 1995, amended and restated as of July 27, 1995 and further amended as of February 26, 1997 and as of May 15, 1997.

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


                            SHERIDAN HEALTHCARE, INC.
                                  (Registrant)





Date:        August 14, 1997                   By: /s/ Michael F. Schundler
      ---------------------------                  ------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)