Form 10-K
period 1997-12-31
SHERIDAN HEALTHCARE INC
filed 1998-03-30
CIK 946489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[ X ] Annual Report  pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the fiscal year ended December 31, 1997

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

           Securities registered under Section 12(b) of the Act: None

 Securities registered under Section 12(g) of the Act:
             COMMON STOCK, par value $ .01
                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $51.4 million as of March 16, 1998. For purposes of this determination, shares held by non-affiliates includes all outstanding shares except for shares of non-voting Class A common stock and shares held by officers, directors and shareholders beneficially owning 10% or more of the Registrant's outstanding common stock. The aggregate market value was computed based on the closing sale price of the Registrant's common stock on March 16, 1998, as reported on the NASDAQ National Market.

As of March 16, 1998, there were 6,508,752 shares of the Registrant's voting Common Stock, $.01 par value per share outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on May 14, 1998 are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.  BUSINESS
-------  --------

GENERAL

     The Company is a physician practice management company which provides and manages practices which provide specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, obstetrics and emergency services and owns and operates, or manages, office-based obstetrical, general surgical, gynecologic-oncology, pain management, perinatology and primary care practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company generates revenue from its specialist physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis. In addition, several hospitals at which the Company provides specialist physician services pay subsidies to the Company to supplement revenue from billings to third-party payors. The Company generates revenue from its office-based physician services pursuant to various payment arrangements, including shared-risk capitation arrangements, fee-for-service or discounted fee-for-service arrangements and other capitation arrangements.

     The Company's objective is to expand its business by increasing the number of hospitals and other health care facilities at which it provides specialist physician services, providing physician services in additional specialties to existing hospital customers and acquiring additional physician practices. One of the Company's key strategies is to create integrated networks providing women's and children's healthcare services, consisting of both hospital-based and office-based physicians in various complementary specialties that support the Company's hospital customers. As of March 12, 1998, the Company employed, or managed the practices of, approximately 246 physicians practicing under 52 specialty service contracts with 35 health care facilities and at 26 office locations.

OPERATIONS

     HOSPITAL-BASED PHYSICIAN SERVICES. The Company currently provides or manages hospital-based physician services at 24 hospitals and 11 ambulatory surgery facilities located in Florida, New York, Texas, Virginia, West Virginia, Ohio and Pennsylvania. These services are provided by approximately 189 physicians who are employed by the Company or whose practices are managed by the Company, of which 95 are anesthesiologists, 49 are neonatologists or pediatricians, three are in-house obstetricians and 42 are emergency room physicians. The Company also has entered into an agreement to provide management services relating to the operation of anesthesia departments at six hospitals located in California.

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

     Since its inception, and unlike many of its competitors, the Company and its managed practices have directly employed most of its hospital-based specialist physicians and other health care professionals. The Company and the practices it manages currently have employment agreements with most of its hospital-based physicians, which generally provide for terms of between one and five years and include non-competition provisions. The Company and its managed practices also employ advanced registered nurse practitioners, certified nurse midwives and physician assistants who provide services in accordance with written protocols. The compensation structure for physicians and other health care professionals is intended to be competitive within the geographic market in which they are employed.

     The Company and its predecessors have been providing and managing hospital-based physician services for more than 40 years. All of the Company's specialist physician services were in the area of anesthesia until 1994, when the Company began to deliver emergency physician services. The Company further expanded the scope of its hospital-based services to include neonatology and pediatrics in 1996 and hospital obstetrics in 1997. The Company has expanded its hospital-based services business by being awarded new contracts for its services and through the acquisition of hospital-based practices. In March 1996 the Company acquired a 43-physician neonatology and pediatric practice which delivered specialist physician services at 11 hospitals in Florida and Virginia. This acquisition added neonatology and pediatrics to the Company's hospital-based physician services. In December 1997 the Company further expanded its involvement with the provision of neonatology services through the execution of a long-term management agreement with a two-physician neonatology practice providing services at three hospitals in Ohio. In January and February 1998, the Company executed long-term management agreements with two anesthesia practices providing specialist physician services to two hospitals and five ambulatory surgical facilities located in Florida. These two practices collectively employed 19 physicians.

     OFFICE-BASED PHYSICIAN SERVICES. The Company currently employs, or manages the practices of, approximately 57 office-based physicians, of which 22 are obstetricians, 31 are primary care physicians, two are perinatologists and two are general surgeons. The practices of these physicians are conducted at 26 office locations, all of which are in Florida and Texas. The Company also provides primary care physician services to hospitalized members of a managed care organization through a panel services agreement with the managed care organization. All of the physician office locations are leased by the Company under long-term lease arrangements, except for one location, which is owned by the Company.

     The Company's primary focus in its office-based services division is the development of its owned and managed obstetrical, surgical and perinatology practices and acquisition or management of additional practices which provide women's health services. Office-based practices, with a focus on women's health services, complement the Company's hospital-based services division by providing opportunities for the integration of neonatology and anesthesia services utilized by patients served by these practices.

     The Company commenced its office-based services business in 1994 by acquiring a four-location primary care practice that employed nine physicians. The Company completed an additional eleven acquisitions of office-based primary care, obstetrical and rheumatology practices during the period from December 1994 to October 1996 and entered into two long-term management agreements. During the period from March 1997 to November 1997 the Company entered into five long-term management agreements with four obstetrical practices and one surgical practice that focused on women's health services. During February 1998 and March 1998 the Company executed three long-term management agreements with a pain management practice, a gynecologic-oncology practice and a perinatology practice. The pain management and gynecologic-oncology practices are located in Florida, the perinatology practice is located in Texas. Substantially all of the Company's office-based revenue has been derived from the acquired physician practices and the ten management agreements.

     In November 1996, the Company announced its intent to sell non-strategic office-based physician practices in connection with a change in its strategic direction. The Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The remaining practices to be sold have been consolidated from five office locations into three office locations, which employ five primary care physicians. In addition, the Company terminated a long-term management agreement with a primary care practice entered into during 1996 that included two office locations and one physician.

     The Company and the practices it manages have employment agreements with substantially all of its office-based physicians, which generally provide for terms of between one and five years and include non-competition provisions. The Company also employs nurses, other clinical personnel and administrative personnel for its office-based operations.

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

     MANAGEMENT AGREEMENTS. In some cases, as an alternative to acquiring a physician practice, the Company enters into a long-term management agreement with the practice. Concurrent with the execution of a management agreement the Company may purchase the accounts receivable, furniture and equipment of the practice and may pay for additional intangible rights, including restrictive covenant agreements with the practice's affiliated physicians. In addition, the Company may also purchase an option to acquire the outstanding stock of the physician practice by paying the owner of the practice a multiple of expected earnings under the management agreement. The practice will typically be required to enter into long term employment agreements with the physicians of the practice which typically range from five to seven years and typically provide for base compensation and employee benefits and may contain incentive compensation provisions based on increases in productivity and efficiency.

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

     As discussed above under "Operations -- Office-based Physician Services," the Company is in the process of selling certain of its office-based physician practices. The remaining practices to be sold include substantially all of the Company's shared-risk capitation business.

CONCENTRATION OF REVENUE

     A significant portion of the Company's revenue is derived from delivering or managing hospital-based physician services at multiple hospitals which are under common ownership. Of the Company's total net revenue in 1997, approximately $21.8 million, or 22.1%, was derived from anesthesia, obstetrics and neonatology services delivered at three hospitals owned and operated by the South Broward Hospital District. In addition, approximately $21.8 million, or 22.2% of the Company's total net revenue in 1997, was derived from anesthesia, neonatology, pediatric and emergency services delivered at 11 hospitals and two ambulatory surgical facilities owned and operated by Columbia/HCA Healthcare Corp. In addition, approximately $11.7 million, or 11.9% of the Company's total net revenue in 1997, was derived from anesthesia, neonatology, pediatric, emergency and management services delivered at seven hospitals owned and operated by Tenet Healthcare Corporation.

     A significant portion of the Company's revenue from both hospital-based and office-based physician services is derived from various arrangements, including fee-for-service and capitation arrangements, with Humana and its affiliates. During 1997, the Company derived total net revenue of approximately $14.1 million from Humana and its affiliates, which accounted for 14.3% of the Company's total net revenue.

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

     The Company is currently modifying its internal information systems to comply with the change to the year 2000. The Company does not anticipate that the future cost of modifying its information systems for compliance with the year 2000 requirements will have a material adverse financial impact on the Company.

     The office-based practices owned and managed by the Company utilize information systems for billing and collections which vary depending on the size and medical specialty of the practice. These systems are primarily supported through contractual arrangements with third party vendors.

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

     The Company has structured its acquisitions of, or affiliations with, physician practices as asset purchases, mergers, stock purchases and management agreements. In connection with any of these transactions, the Company typically pays the owners of the practice a multiple of expected post-acquisition earnings of the practice, or a multiple of expected earnings from a management agreement, as applicable. In the case of some management agreements, the Company acquires the accounts receivable, furniture, fixtures and equipment of the practice and pays the owner of the practice the estimated fair market value of these assets. In connection with certain management agreements, the Company purchases an option to acquire the practice being managed that may be exercised for a nominal amount.

     In connection with the acquisition of a physician practice, the Company typically enters into employment agreements with the physician owners and other key management personnel. These agreements typically provide for a base salary, incentive compensation, terms of between one and ten years, and non-competition provisions. The compensation structure for physicians is intended to be competitive within the geographic market in which each physician is employed. The Company also has employment agreements with nearly all of the hospital-based and office-based physicians which it employs outside the context of an acquisition of a practice.

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

     The Company has management services arrangements with three practices that are affiliates of the Company, Sheridan Medical Healthcorp, P.C. ("Sheridan NY"), Sheridan Healthcare of Texas, P.A. ("Sheridan TX"), and Sheridan Children's Healthcare Services of Pennsylvania, P.C. ("Sheridan PA"). Each of these affiliates is owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. The Company also has management agreements with four obstetrical practices, a general surgery practice and a neonatology practice entered into during 1997 and a pain management practice, anesthesia practice, gynecologic-oncology practice and perinatology practice entered into during 1998. Concurrent with the execution of these management agreements the Company also purchased an option to acquire the outstanding stock of these practices. These practices pay the Company a management fee that is based on expenses incurred by the Company plus either a percentage fee based on net revenues or net practice earnings, or a flat fee, depending upon local laws or regulations, subject to a limitation that the fee not exceed the amount that would be charged for similar services by an unaffiliated third party. The Company typically requires managed practices to enter into employment agreements with the physician owners of the practices it manages. These employment agreements provide for compensation based on a guaranteed base salary, a percentage of net practice revenue or a percentage of net practice earnings from the physician's provision of professional services. These agreements are typically for terms of five to seven years, contain non-competition provisions and may provide for incentive compensation. Those practices whose management agreements include terms that demonstrate a controlling financial interest by the Company for accounting purposes are included in the Company's consolidated financial statements, and the related management fees are eliminated. Factors which demonstrate a controlling financial interest include the fluctuation of the Company's management fee together with the performance of the practice and the exercise of control by the Company over the administrative operations, recruitment and physician compensation of the practice. See Note 1(b) to the Company's consolidated financial statements for more information.

     The Company and the practices it manages have contractual arrangements with hospitals and ambulatory surgery centers which govern its delivery of hospital-based physician services. The agreements governing such operations are generally for terms of between one and five years and provide for termination upon 60 to 180 days notice, although the Company has a number of agreements which have terms of at least five years and are terminable only for cause. These agreements generally grant the Company the exclusive right to provide certain physician services at the particular health care facility and directly bill third-party payors for its services, subject to a requirement that the Company's fees be approved by the health care facility. The Company has agreed with certain facilities to charge third-party payors the same rates for services delivered at such facilities as the Company charges those third-party payors for services delivered at other facilities within designated geographic areas. A number of these contractual arrangements are not in writing, were established either through a course of conduct or through oral understandings, and are terminable by either party at will.

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

     A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 15.8% of the Company's total net revenue in 1997 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 7.9% of the Company's total net revenue in 1997 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations. As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

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

     Sheridan NY, Sheridan TX and Sheridan PA, are each wholly-owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. The Company has a management services arrangement with each of Sheridan NY, Sheridan TX and Sheridan PA, under which each of those companies delegates to the Company responsibility for the provision to them of all management services, personnel, bookkeeping and accounting services, and billing and collection services, to the extent permitted by law. In exchange, the Company receives a management fee. This management services agreement is terminable by a party (i) if the other party fails to perform in any material respect any material obligation, which failure is not cured within 60 days after notice or (ii) upon the application for, or consent to, the appointment of a receiver, trustee or liquidator of all or a substantial part of the other party's assets, the filing of a petition in bankruptcy or consent to an involuntary petition in bankruptcy by the other party and certain other events.

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

     The federal government has published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements, and employee relationships. Although the Company believes that it is not in violation of the Anti-kickback Statute, some of its operations do not fit within any of the existing or proposed safe harbors, and, accordingly, there can be no assurance that the Company's practices will not be found to be in violation of the statute, and any such finding could have a material adverse effect on the Company.

     Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." While the Company believes it is in compliance with the Stark legislation, there can be no assurance this is the case. Moreover, the violation of Stark I or II by the Company could result in significant fines or penalties and exclusion from participation in the Medicare and Medicaid programs. Such penalties or exclusion, if applied to the Company, could result in significant loss of reimbursement which would adversely affect the Company.

     On March 27, 1996, the United States Department of Health and Human Services promulgated regulations pursuant to the requirements of the Omnibus Budget Reconciliation Act of 1990 concerning physician incentive plans. The regulations provide that physician incentive plans may operate only if no specific payment is made directly or indirectly under the plan as an inducement to reduce or limit medically necessary services furnished to a specific enrollee. These regulations only apply to enrollees who are entitled to Medicare or Medicaid benefits under a prepaid health plan. The Company does not believe these regulations will have a material effect on the Company's current operations, including its contractual arrangements with its physicians and prepaid health plans.

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

EMPLOYEES

     As of March 12, 1998, the Company had approximately 770 employees, substantially all of whom were full-time. Of the total number of employees, approximately 250 were physicians and approximately 520 were non-physician clinical and administrative support personnel.

ITEM 2.  PROPERTIES
-------------------

     The Company leases substantially all of the office space required by its operations, including its corporate headquarters in Hollywood, Florida and its physician office locations, at an aggregate monthly rental expense of approximately $180,000. The Company currently leases approximately 34,000 square feet of office space for its corporate headquarters. This lease is for a term of ten years, which expires in 2005, and provides for a monthly rental payment of approximately $53,000 (adjusted for certain operating expenses). The Company also leases office space for its physician practices under leases with remaining terms which expire at various dates from 1998 to 2007, and monthly rental payments ranging from $1,200 to $14,000. In addition, the Company owns a 3,000 square foot one-story building in Miami, Florida. The Company considers its facilities to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Company is party to various claims, suits and complaints. In October 1996, the Company and certain of its directors, officers, stockholders and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Company's predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and continues to vigorously defend against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The common stock of the Company is traded on the Nasdaq National Market under the symbol SHCR. There is no established trading market for the Company's non-voting Class A common stock. The high and low sales prices of the Company's common stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:


                                                 1998(1)                1997                   1996
                                          --------------------  --------------------  -------------------
                                             High        Low       High        Low      High        Low

         First Quarter..................     15 1/2     12 3/4     10 1/16    5 5/8      13         8 1/4
         Second Quarter.................      ---        ---       11 1/4     7          11 3/4     7 3/8
         Third Quarter..................      ---        ---       13 5/8     10 1/8     10 1/4     8
         Fourth Quarter.................      ---        ---       16 1/2     12 1/4     8  3/4     4 5/8

(1)  Through March 16, 1998.

     On March 16, 1998, the closing sale price of the Company's common stock was $15.31. As of March 6, 1998, there were approximately 964 holders of the common stock of the Company, including 64 holders of record. As of March 16, 1998, there was one holder of non-voting Class A common stock. The approximate number of holders of the Company's common stock was determined based on information obtained from certain investment brokerage firms and mailing services used by other investment brokerage firms. The Company has not declared or paid any cash dividends on its common stock. The Company's revolving credit facility prohibits the payment of cash dividends prior to repayment of the outstanding balance under the credit facility in full.

     During the fourth quarter of 1997, the Company issued approximately 14,000 shares of its Common Stock as partial consideration for the acquisition of an office-based physician practice. No underwriters or underwriting discounts or commissions were involved. There was no public offering in such transaction, and the Company believes that this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, based on the private nature of the transaction and the financial sophistication of the purchasers, each of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected financial data have been derived from the audited financial statements of the Company and its Predecessor. (See Note 1 to the Company's consolidated financial statements for an explanation of the Predecessor.) The financial statements of the Predecessor as of and for the year ended December 1993 have been audited by Peed, Koross, Finkelstein & Crain, P.A. The financial statements of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company as of December 31, 1994, 1995, 1996 and 1997 and for the period from November 29, 1994 to December 31, 1994 and the years ended December 31, 1995, 1996 and 1997 have been audited by Arthur Andersen LLP. The combined statement of operations data for 1994 combines the audited results of operations of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company for the period from November 29, 1994 to December 31, 1994. This combined information is presented to provide meaningful period to period comparisons. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the Predecessor and the notes thereto included elsewhere in this report.


                                              Company               Combined      Company          Predecessor
                                     ---------------------------- ------------ ----------- ---------------------------
                                                                               Period from  Period from
                                                                               November 29,  January 1,      Year
                                              Year Ended           Year Ended    1994 to      1994 to       Ended
                                              December 31,
                                     ----------------------------  December 31, December 31,  November 28, December 31,
Statement of Operations                1997      1996      1995       1994        1994         1994          1993
                                     -------- --------- --------- -----------  ----------- -----------   -------------
   Data (in thousands):
Net revenue........................  $ 98,616 $  92,767 $  64,665 $    38,624  $     5,129 $    33,495   $      29,891
Operating expenses:
   Direct facility expenses........    68,919    66,125    47,477      26,531        4,089      22,442          19,971
   Provision for bad debts.........     4,066     3,605     2,324       1,909          159       1,750           1,742
   Salaries and benefits...........     7,424     6,967     5,398       3,127          452       2,675           2,495
   General and administrative......     4,900     4,561     3,976       2,581          297       2,284           1,666
   Write-down of office-based
      net assets                          ---    17,360       ---         ---          ---         ---             ---
   Physician stockholders' payroll in
     excess of base salary (1).....       ---       ---       ---       1,949          ---       1,949           3,644
   Loss on dissolution of subsidiary      ---       ---       ---          ---         ---         ---             886
   Transaction costs...............       ---       ---       ---         372          372         ---             ---
   Amortization....................     2,096     2,491     2,630         270          173          97             ---
   Depreciation....................       689     1,023       559         177           65         112              44
                                     -------- --------- --------- -----------  ----------- -----------  --------------
Operating income (loss)............    10,522    (9,365)    2,301       1,708        (478)       2,186            (557)
Interest expense, net..............     2,461     2,572     4,254         634          341         293             ---
Other expense......................       ---       ---       ---         ---          ---         ---             227
                                     -------- --------- --------- -----------  ----------- -----------  --------------
Income (loss) before income
   taxes and extraordinary item....     8,061   (11,937)  (1,953)       1,074        (819)       1,893            (784)
Income tax expense (benefit).......     2,894       189     (456)         460        (177)         637            (303)
                                     -------- --------- --------  -----------  ----------  -----------  --------------
Income (loss) before
   extraordinary item                   5,167   (12,126)  (1,497)         614        (642)       1,256            (481)
Extraordinary item.................       ---       ---   (2,184)         ---         ---          ---             ---
                                     -------- --------- --------  -----------  ----------  -----------  --------------
   Net income (loss)...............  $  5,167 $ (12,126)$ (3,681) $       614  $     (642) $     1,256  $         (481)
                                     ======== ========= ========  ===========  ==========  ===========  ==============

Income (loss) before extraordinary item
   per share.......................  $   0.77 $   (1.84)$  (1.05)              $     (.36)
Net income (loss) per share:
   Basic...........................      0.77     (1.84)   (1.86)                    (.36)
   Diluted.........................      0.73     (1.84)   (1.86)                    (.36)

                                                            Company                                        Predecssor
                                     -----------------------------------------------------              --------------
                                                         December 31,
                                     -----------------------------------------------------                December 31,
                                      1997      1996      1995                   1994                       1993
                                     -------- --------- ---------              -----------              --------------
Balance Sheet Data (in thousands):
Working capital ...................  $ 13,650 $   8,336 $   4,299              $     1,338              $        1,659
Total assets.......................    87,035    73,408    64,373                   54,127                       8,356
Long-term debt, net................    29,833    21,367    11,365                   30,581                         101
Stockholders' equity...............    41,350    35,958    42,669                   13,261                         130

 (1) Physician stockholders' payroll in excess of base salary represents amounts paid to physician  stockholders of the Predecessor in excess of the market compensation rate for the physician services provided to the Predecessor by those stockholders.  Such payments ceased upon the Company's acquisition of  the Predecessor on November 28, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: fluctuations in the volume of services delivered by the Company's affiliated physicians, changes in the reimbursement rates for those services, uncertainty about the ability to collect the appropriate fees for those services, the loss of significant hospital or third-party payor relationships, the ability to recruit and retain qualified physicians, and changes in the number of patients using the Company's physician services.

GENERAL

     The Company is a physician practice management company which provides, and manages practices which provide, specialist physician services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, obstetrics, pediatrics and emergency services and owns and operates, or manages, office-based obstetrical and primary care practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or the practices managed by the Company. The Company generates revenue from its specialist physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis. In addition, several hospitals at which the Company provides specialist physician services pay subsidies to the Company to supplement revenue from billings to third-party payors. The Company generates revenue from its office-based physician services pursuant to various payment arrangements, including shared-risk capitation arrangements, fee-for-service or discounted fee-for-service arrangements, and other capitation arrangements.

     Prior to September 1994, the Company generated substantially all of its revenue from specialist physician services delivered at hospitals and ambulatory surgical facilities. From September 1994 to November 1997, the Predecessor and the Company completed several transactions with practices specializing in primary care, obstetrics and rheumatology at an aggregate cost of $37.3 million in cash and stock. These office-based practices accounted for substantially all of the Company's office-based revenue during the four years ended December 31, 1997. In March 1996, the Company completed the acquisition of a 43-physician hospital-based neonatology and pediatric practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. In December 1997, the Company entered into a twenty-year management agreement with a hospital-based neonatology practice at a cost of $435,000. Transactions with acquired physician practices were accounted for as purchases. Transactions with managed physician practices whose agreements with the Company have terms that demonstrate a controlling financial interest by the Company were also accounted for as purchases. The operations of acquired and managed practices whose transactions are accounted for as purchases are included in the Company's financial statements beginning on each respective transaction date. During the year ended December 31, 1997, 71.3% of the Company's net revenue was derived from specialist physician services delivered at hospitals and ambulatory surgical facilities, and the remaining 28.7% was derived from office-based physician practices.

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

     On September 1, 1994, the Predecessor acquired a four-facility primary care practice for approximately $8.7 million in cash and deferred payments. From December 1, 1994 to March 1, 1995, the Company completed five acquisitions of primary care and obstetrical practices for an aggregate of approximately $4.5 million in cash and deferred payments. On June 5, 1995, the Company acquired a three-facility primary care practice for $3.0 million in cash. In a transaction related to the June 1995 acquisition, one of the principal physicians operating the acquired practice assigned a panel services agreement with a health maintenance organization to the Company for approximately $1.3 million in cash and deferred payments and approximately 35,000 shares of common stock of the Company. In another transaction related to the June 1995 acquisition, the Company agreed to make a deferred payment of $700,000 to a physician employed by the acquired practice, which was paid during the fourth quarter of 1995. This payment was treated as a bonus for accounting purposes, and accordingly, was charged to expense in its entirety during 1995. From January 1, 1996 to October 4, 1996, the Company completed five acquisitions of primary care, obstetrical and rheumatology practices for an aggregate cost of approximately $8.2 million in cash and deferred payments. From January 1, 1997 to November 4, 1997 the Company entered into long-term management agreements with, and purchased options to acquire, four obstetrical practices and one general surgical practice at an aggregate cost of approximately $11 million in cash and stock. The Company's consolidated financial statements include the operations of these practices.

     On November 4, 1996, the Company announced a change in its strategic direction, which was to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and its intent to dispose of non-strategic office-based physician practices. Due to this change in strategic direction, the Company wrote down certain assets related to its office-based operations to their estimated realizable values, and accrued certain liabilities for commitments that no longer have value to the Company's future operations. These adjustments resulted in a $17.4 million charge to earnings in 1996. See Note 1(j) to the Company's consolidated financial statements for more information.

     As discussed above under "Operations -- Office-based Physician Services," the Company sold two office-based primary care practice locations in December 1996 and February 1997, respectively, and sold two rheumatology practices with four locations in April 1997 and intends to sell three other practice locations. The Company also terminated a management agreement with an office-based primary care practice with two locations in December 1997 that was entered into in November 1996. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996.

     Under shared-risk capitation arrangements, which accounted for approximately 7.8% of the Company's net revenue in 1997, the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients.

     In order to effectively manage the Company's growth generated by the acquisition of physician practices the Company made significant investments in personnel, computer equipment, computer software and other infrastructure costs. These investments resulted in significant increases in salaries and benefits, general and administrative expenses, and capital expenditures during 1996 and 1995, compared to prior years.

     As a result of the 1994 Acquisition and several transactions with physician practices completed by the Company and its Predecessor, goodwill constitutes a substantial percentage of the total assets of the Company, and the Company's results of operations include substantial expenses for goodwill amortization. Goodwill is the excess of the purchase price of acquired businesses over the fair value of the net assets of those acquired businesses (which net assets include any separately identifiable intangible assets). As of December 31, 1997, the Company's total assets were approximately $87.0 million, of which approximately $54.2 million, or 62.2%, was goodwill. Of the total goodwill at December 31, 1997, $28.6 million is related to the 1994 Acquisition, and $25.6 million is related to several acquisitions of physician practices completed by the Predecessor and the Company.

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

     The goodwill related to the acquisition of options to acquire physician practices and the simultaneous execution of management agreements with the practices represents the going concern value of those management agreements. This goodwill is being amortized over the terms of the management agreements which range from 20 to 40 years.

     The Company continuously evaluates all components of goodwill and other intangible assets to determine whether there has been any impairment of the carrying value of goodwill or such other intangible assets or their useful lives. The Company is not aware of any such impairment at the current time,
except  for  the  impairment   included  in  the  $17.4  million  write-down  of
office-based net assets in 1996 discussed above, which resulted primarily from the Company's change in strategic direction.

RESULTS OF OPERATIONS

     The following table shows certain statement of operations data expressed as a percentage of net revenue:

                                                                               Year Ended December 31,
                                                                      ---------------------------------------
                                                                         1997           1996          1995
                                                                      -----------   -----------   -----------

         Net revenue.............................................           100.0%        100.0%        100.0%
         Operating expenses:
            Direct facility expenses.............................            69.9          71.3          73.4
            Provision for bad debts..............................             4.1           3.9           3.6
            Salaries and benefits................................             7.5           7.5           8.3
            General and administrative...........................             5.0           4.9           6.1
            Write-down of office-based net assets................             ---          18.7           ---
            Amortization.........................................             2.1           2.7           4.1
            Depreciation.........................................              .7           1.1           0.9
                                                                      -----------   -----------   -----------
               Total operating expenses..........................            89.3         110.1          96.4
                                                                      -----------   -----------   -----------
         Operating income (loss).................................            10.7%        (10.1)%         3.6%
                                                                     ============  ============   ===========

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net revenue increased $5.8 million, or 6.3%, from $92.8 million in 1996 to $98.6 million in 1997. Net revenue from hospital-based services increased $6.6 million, from $63.9 million in 1996 to $70.5 million in 1997. Of this increase, $3.9 million was due to growth from existing contracts and the addition of new contracts for hospital-based services, and $2.7 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 2 to the accompanying consolidated financial statements. Net revenue from office-based services decreased $800,000, from $28.9 million in 1996 to $28.1 million in 1997. This decrease was due to the sale of two primary care practices and two rheumatology practices during the period from December 1996 to April 1997, offset by acquisitions which occurred throughout 1997, as described in Note 2 to the accompanying consolidated financial statements.

     Direct facility expenses increased $2.8 million, or 4.2%, from $66.1 million in 1996 to $68.9 million in 1997. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses was primarily due to the acquisition of a hospital-based neonatology and pediatrics practice in March 1996 and the growth in new and existing contracts for hospital-based services, as discussed in the preceding paragraph offset by a decline in direct facility expenses associated with the practices sold. As a percentage of net revenue, direct facility expenses decreased from 71.3% in 1996 to 69.9% in 1997. The decrease of the direct facility expense percentage is due to a shift in the Company's revenue in its office-based services from shared risk capitation to fee-for-service. The Company's practices that generate revenue on a fee-for-service basis have had lower direct facility expenses associated with their operation.

     The provision for bad debts increased $461,000, or 12.8%, from $3.6 million in 1996 to $4.1 million in 1997. This increase was due to a 6.3% increase in net revenue, as discussed above, and an additional allowance for bad debts associated with the office-based practices sold or held for sale. As a percentage of net revenue, the provision for bad debts increased slightly from 3.9% in 1996 to 4.1% in 1997.

     Salaries and benefits increased $457,000, or 6.6%, from $7.0 million in 1996 to $7.4 million in 1997. This increase was attributable to the Company's hiring of personnel necessary to support the growth that occurred in the Company's hospital-based services. As a percentage of net revenue, salaries and benefits was constant from 1996 to 1997 at 7.5%.

     General and administrative expense increased $339,000, or 7.4%, from $4.6 million in 1996 to $4.9 million in 1997. The increase in general and administrative expenses was primarily due to an increase in legal fees due to the litigation discussed in Note 7 to the accompanying consolidated financial statements, and increases in various office expenses to support the increase in the number of employees indicated in the preceding paragraph. As a percentage of net revenue, general and administrative expense increased slightly from 4.9% in 1996 to 5.0% in 1997.

     Due to a change in the Company's strategic direction, as discussed above under "General," the Company wrote down certain assets related to its office-based operations to their estimated realizable values, and accrued certain liabilities for commitments that no longer have value to the Company's future operations. These adjustments resulted in a $17.4 million charge to earnings in 1996. See Note 1(j) to the accompanying consolidated financial statements for more information.

     Amortization expense decreased $395,000, or 15.9%, from $2.5 million in 1996 to $2.1 million in 1997. This decrease was due to a decrease in amortization expense related to goodwill and intangible assets that were written down to their estimated realizable values during the fourth quarter of 1996, and the sale of four office-based practices during 1997, partially offset by several acquisitions of physician practices during 1997.

     Operating income increased from an operating loss of $9.4 million in 1996 to operating income of $10.5 million in 1997. The increase was primarily due to the $17.4 million write-down discussed above. Excluding this write-down, operating income increased from $8.0 million in 1996 to $10.5 million in 1997, an increase of $2.5 million or 31.3%. This increase in operating income is due to the acquisition of a hospital-based neonatology and pediatrics practice in March 1996 as discussed above, improved operating performance in 1997 from the Company's office-based practices and a decrease in amortization expense, as discussed above.

     Interest expense decreased from $2.6 million in 1996 to $2.5 million in 1997. This decrease was primarily due to a lower interest rate on the revolving credit facility established in March 1997 as compared to the previous credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had $13.7 million in working capital, up from $8.3 million as of December 31, 1996. At December 31, 1997, net accounts receivable of $21.6 million amounted to 80 days of net revenue compared to $18.7 million and 74 days at December 31, 1996. This increase is attributable to growth in fee-for service revenue and a decline in revenue from shared-risk capitation which has no associated accounts receivable.

     On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. On December 17, 1997, the Company amended its existing revolving credit facility with NationsBank, which increased the total revolving credit commitment from $35 million to $50 million. The credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of March 12, 1998, the applicable margin was 1.88%. The Company is also required to pay a commitment fee on a quarterly basis based on the unused portion of the total commitment. The fee ranges from 0.25% to 0.50% and is subject to quarterly adjustments based on a leverage ratio defined in the credit agreement. There are no principal payments due under the new credit facility until the maturity date of December 16, 2000.

     The amount that can be borrowed under the credit facility is restricted by a leverage ratio defined in the credit agreement. The outstanding balance under the credit facilities increased from $20.0 million at December 31, 1996 to $29.0 million at December 31, 1997, primarily due to several acquisitions of physician practices completed during 1997. The outstanding balance increased from $29.0 million at December 31, 1997 to $47.5 million at March 12, 1998, due to the acquisition of four physician practices from January through March 1998. Based on the value of the leverage ratio as of March 12, 1998, the Company had additional borrowing availability of $2.4 million. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

     The Company's principal uses of cash during the year ended December 31, 1997 were to finance acquisitions of physician practices ($11.0 million), to make payments on long-term debt ($1.1 million), and to finance increases in accounts receivable ($3.9 million). The $3.9 million increase in accounts receivable was due to new contracts for hospital-based services added during the year ended December 31, 1997 and an increase in accounts receivable associated with the Company's shift from shared risk capitation revenue to fee-for-service revenue in its office-based practices. The Company met its cash needs during this period primarily through borrowings under its revolving credit facility with NationsBank ($8.9 million) proceeds from the sale of two primary care practices and two rheumatology practices ($3.4 million) and its net income, excluding non-cash expenses (amortization and depreciation) ($7.9 million).

    In March 1996, the Company issued approximately 658,000 shares of common stock as partial consideration for an acquisition of a hospital-based physician practice completed in March 1996, as discussed in Note 2 to the accompanying consolidated financial statements. In November 1997, the Company issued approximately 14,000 shares of common stock as partial consideration for an acquisition of an office-based physician practice. During the period from January 1998 through March 1998 the Company issued approximately 1,384,000 shares of common stock as partial consideration for the acquisition of four practices.

    In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or to issue equity or debt securities, depending on market and other conditions. The Company is currently negotiating with a syndicate of banks lead by NationsBank to increase the total revolving credit commitment from $50 million to $65 million. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

     Net cash provided by operating activities was $5.3 million in 1996 compared to $1.1 million of cash provided by operating activities in 1997. The decrease in cash provided by operating activities is due to an increase in amounts paid for income taxes during 1997, an increase in accounts receivable related to an increase in fee-for-service revenue and an increase in other current assets.

    Net cash used by investing activities decreased from $14.8 million in 1996 to $8.5 million in 1997, primarily due to an decrease in cash used for physician practice acquisitions from $13.7 million in 1996 to $11.0 million in 1997 and the cash generated from the sale of two primary care practices and two rheumatology practices. Cash used for capital expenditures decreased from $1.2 million to $934,000 primarily due to the termination in 1996 of the Company's development of an integrated management information system for its office-based operations.

    Net cash provided by financing activities decreased from $9.6 million in 1996 to $7.8 million in 1997. Net borrowings on long-term debt decreased from $14.0 million in 1996 to $8.9 million in 1997. The net borrowings were used primarily to finance acquisitions in 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure", ("SFAS No. 129") which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing information about an entity's capital structure. The impact of adopting SFAS No. 129 in 1997 was immaterial.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), which is required to be adopted in fiscal 1998. This statement established standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not believe the adoption of SFAS No. 131 will have a significant impact on its financial statement presentation.

Item 8.  Financial Statements and Supplementary Data


                                    Index to Financial Statements

                                                                                               Page
         Report of Independent Certified Public Accountants.............................        21
         Consolidated Balance Sheets as of December 31, 1997 and 1996...................        22
         Consolidated Statements of Operations for the Years ended December 31,
           1997, 1996 and 1995..........................................................        23
         Consolidated Statements of Stockholders' Equity for the Years ended
           December 31, 1997, 1996 and 1995.............................................        24
         Consolidated Statements of Cash Flows for the Years ended December 31,
           1997, 1996 and 1995..........................................................        25
         Notes to Consolidated Financial Statements.....................................       26-40


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
  Sheridan Healthcare, Inc.:


We have audited the accompanying consolidated balance sheets of Sheridan Healthcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations,
stockholders'  equity  and  cash flow for each of the   three   years  ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Healthcare Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Miami, Florida,
  February 23, 1998 (except the matter discussed in Note 10, as to which the date is March 12, 1998).



                                             SHERIDAN HEALTHCARE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per share data)


                                                                                                 December 31,
                                                                                           ------------------------
                                                                                              1997         1996
                                                                                           ----------   -----------

                                                      ASSETS
Current assets:
   Cash and cash equivalents..........................................................     $      427   $       ---
   Accounts receivable, less allowances of $1,828 and $1,277..........................         21,588        18,717
   Income tax refunds receivable......................................................          1,280           570
   Deferred income taxes..............................................................          1,417         1,154
   Other current assets...............................................................          2,814         1,845
                                                                                           ----------   -----------
     Total current assets.............................................................         27,526        22,286
Property and equipment, net of accumulated depreciation of $2,950 and $2,637..........          3,538         3,730
Goodwill, net of accumulated amortization of $15,798 and $17,756......................         54,168        46,111
Other intangible assets, net of accumulated amortization of $1,712 and $1,942.........          1,803         1,281
                                                                                           ----------   -----------
     Total assets.....................................................................     $   87,035   $    73,408
                                                                                           ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................................     $      591   $       222
   Amounts due for acquisitions.......................................................            527           558
   Accrued salaries and benefits......................................................          2,686         2,798
   Self-insurance accruals............................................................          3,973         3,170
   Refunds payable....................................................................          2,674         1,952
   Accrued lease obligations..........................................................            338           971
   Accrued physician incentives.......................................................            744           659
   Other accrued expenses.............................................................          1,897         2,431
   Current portion of long-term debt..................................................            446         1,189
                                                                                           ----------   -----------
     Total current liabilities........................................................         13,876        13,950
Long-term debt, net of current portion................................................         29,833        21,367
Amounts due for acquisitions..........................................................          1,976         2,133
Commitments and contingencies (Note 7)
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized; none issued..............            ---           ---
   Common stock, par value $.01; 21,000 shares authorized in 1997,
     31,000 shares authorized in 1996:
     Voting; 6,509 and 6,418 shares issued and outstanding............................             66            64
     Class A non-voting; 297 shares issued and outstanding............................              3             3
   Additional paid-in capital.........................................................         61,352        61,129
   Excess purchase price distributed to management stockholders.......................         (7,541)       (7,541)
   Accumulated deficit................................................................        (12,530)      (17,697)
                                                                                           ----------   -----------
     Total stockholders' equity ......................................................         41,350        35,958
                                                                                           ----------   -----------
     Total liabilities and stockholders' equity.......................................     $   87,035   $    73,408
                                                                                           ==========   ===========







                                              See accompanying notes.


                                             SHERIDAN HEALTHCARE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)





                                                                                     Year Ended December 31,
                                                                             --------------------------------------
                                                                                 1997         1996         1995
                                                                             -----------  -----------   -----------

Net revenue..............................................................    $    98,616  $    92,767   $    64,665
Operating expenses:
   Direct facility expenses..............................................         68,919       66,125        47,477
   Provision for bad debts...............................................          4,066        3,605         2,324
   Salaries and benefits.................................................          7,424        6,967         5,398
   General and administrative............................................          4,900        4,561         3,976
   Write-down of office-based net assets.................................            ---       17,360           ---
   Amortization..........................................................          2,096        2,491         2,630
   Depreciation..........................................................            689        1,023           559
                                                                             -----------  -----------   -----------
     Total operating expenses............................................         88,094      102,132        62,364
                                                                             -----------  -----------   -----------
Operating income (loss)..................................................         10,522       (9,365)        2,301
Interest expense, net....................................................          2,461        2,572         4,254
                                                                             -----------  -----------   -----------
Income (loss) before income taxes and extraordinary item.................          8,061      (11,937)       (1,953)
Income tax expense (benefit).............................................          2,894           189         (456)
                                                                             -----------  ------------  -----------
Income (loss) before extraordinary item..................................          5,167      (12,126)       (1,497)
Extraordinary item (Note 1(k))...........................................            ---          ---        (2,184)
                                                                             -----------  -----------   -----------
Net income (loss)........................................................    $     5,167  $   (12,126)  $    (3,681)
                                                                             ===========  ===========   ===========

Dividends on convertible preferred stock.................................                                     1,363
                                                                                                        -----------
Net loss attributable to common stockholders.............................                               $    (5,044)
                                                                                                        ===========

Income (loss) before extraordinary item per share........................
     Basic...............................................................           0.77        (1.84)        (1.05)
     Diluted.............................................................           0.73        (1.84)        (1.05)
Net income (loss) per share
     Basic...............................................................           0.77        (1.84)        (1.86)
     Diluted.............................................................           0.73        (1.84)        (1.86)
Weighted average shares of common stock
   and common stock equivalents outstanding
     Basic...............................................................          6,722        6,587         2,713
     Diluted.............................................................          7,035        6,587         2,713















                                              See accompanying notes.


                                                              SHERIDAN HEALTHCARE, INC.
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (in thousands)

                                                                                                        Excess
                                                                                                       Purchase
                                                   Convertible Preferred Stock                           Price
                       Voting         Class A    -------------------------------                       Distributed
                    Common Stock   Common Stock       Class A        Class B     Additional               to
                    ------------- -------------- --------------- ---------------  Paid-in Subscriptions ManagementAccumulated
                    Shares Amount Shares  Amount Shares   Amount Shares   Amount  Capital Receivable Stockholders  Deficit   Total
                    ------ ------ ------  ------ ------ -------- ------  ------- -------- ---------- ------------ --------- -------

Balance,
  January 1, 1995      410 $    4     --- $  ---    350 $ 17,500     79 $  3,929 $    234 $   (238)$   (7,541)    $  (527) $ 13,361
Issuance of common
  stock in initial
  public offering    3,825     38     ---    ---    ---      ---    ---      ---   44,802      ---        ---         ---    44,840
Conversion of
  convertible
  preferred stock
  to common
  stock and
  redeemable
  preferred stock
  and
  redemption of
  redeemable
  preferred stock... 1,321      13     297       3   (350)(17,500)    (79) (3,929)   5,342      ---        ---        ---   (16,071)
Conversion of
  convertible note
  to common stock....  182       2     ---     ---    ---     ---     ---     ---    4,882      ---        ---        ---     4,884
Issuance of common
  stock in acquisition. 35       1     ---     ---    ---     ---     ---     ---      460      ---        ---        ---       461
Collection of
  subscriptions
  receivable........   ---     ---     ---     ---    ---     ---     ---     ---      ---      238        ---        ---       238
Dividends on
  convertible
  preferred stock...   ---     ---     ---     ---    ---     ---     ---     ---      ---      ---        ---     (1,363)   (1,363)
Net loss............   ---     ---     ---     ---    ---     ---     ---     ---      ---      ---        ---     (3,681)   (3,681)
                   ------- ------- ------- -------- ----- ------- ------- -------  -------  -------    -------  ---------  --------
Balance,
  December 31, 1995  5,773      58     297        3   ---     ---     ---     ---   55,720      ---     (7,541)    (5,571)   42,669
Issuance of common
  stock in
  acquisition.......   658       6     ---      ---   ---     ---     ---     ---    5,417      ---        ---        ---     5,423
Treasury shares
  purchased and
  retired...........   (13)    ---     ---     ---    ---     ---     ---     ---       (8)      ---       ---        ---        (8)
Net loss............   ---     ---     ---     ---    ---     ---     ---     ---      ---       ---       ---    (12,126)  (12,126)
                    ------ ------- ------- ------- ------ ------- -------  ------  -------   -------   -------   --------  --------
Balance,
  December 31, 1996  6,418      64     297      3     ---     ---     ---     ---   61,129       ---    (7,541)   (17,697)   35,958
Issuance of common
  stock upon exercise
  of employee stock
  options ..........   77       1     ---     ---    ---     ---     ---      ---       53       ---       ---        ---        54
Issuance of common
  stock in
  acquisition .        14       1     ---     ---    ---     ---     ---      ---      170       ---       ---        ---       171
Net income.. ...      ---     ---     ---     ---    ---     ---     ---      ---      ---       ---       ---      5,167     5,167
                  ------- ------- ------- -------  ----- ------- -------  -------  -------   -------   -------  ---------  --------
Balance,
  December 31,
  1997             6,509 $    66     297 $    3     --- $   ---     ---  $    ---  $61,352   $   ---  $ (7,541) $ (12,530) $ 41,350
                  ====== ======= ======= ====== ======= ======= =======  ========  =======   =======  ========  =========  ========




















                                                       See accompanying notes.



                                                          SHERIDAN HEALTHCARE, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (in thousands)



                                                                                     Year Ended December 31,
                                                                             -------------------------------------
                                                                                 1997         1996         1995
                                                                             -----------  -----------   ----------
Cash flows from operating activities:
   Net income (loss).......................................................  $     5,167  $   (12,126)  $   (3,681)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
     Write-down of office-based net assets.................................          ---       17,360           ---
     Amortization..........................................................        2,096        2,491         2,630
     Depreciation..........................................................          689        1,023           559
     Provision for bad debts...............................................        4,066        3,605         2,324
     Net interest amortization on subordinated debt........................          ---          ---           425
     Deferred income taxes.................................................         (263)      (1,154)         (167)
   Changes in operating assets and liabilities:
     Accounts receivable...................................................       (7,997)      (7,076)       (5,214)
     Income tax refunds receivable.........................................         (710)         190          (760)
     Other current assets..................................................       (1,125)        (486)           17
     Other assets..........................................................         (655)         207           ---
     Accounts payable and accrued expenses.................................         (215)       1,229           349
                                                                             -----------  -----------   -----------
     Net cash provided (used) by operating activities......................        1,053        5,263        (3,518)
Cash flows from investing activities:
   Acquisitions of physician practices.....................................      (10,867)     (12,517)       (7,419)
   Investments in management agreements....................................          (62)      (1,245)          ---
   Sale of physician practices.............................................        3,388          193           ---
   Capital expenditures....................................................         (934)      (1,245)         (471)
                                                                             -----------  ------------   ----------
     Net cash used by investing activities.................................       (8,475)     (14,814)       (7,890)
Cash flows from financing activities:
   Borrowings on long-term debt............................................        9,005       13,997        15,465
   Issuance of convertible promissory note.................................          ---          ---         5,000
   Payments on long-term debt..............................................       (1,210)      (4,438)      (39,282)
   Issuance of common stock in public offering.............................          ---          ---        44,840
   Redemption of redeemable preferred stock................................          ---          ---       (16,071)
   Dividends on convertible preferred stock................................          ---          ---        (1,363)
   Collection of subscriptions receivable..................................          ---          ---           238
   Exercise of employee stock options......................................           54          ---           ---
   Treasury shares purchased and retired...................................          ---           (8)          ---
                                                                             -----------  -----------   -----------
     Net cash provided by financing activities.............................        7,849        9,551         8,827
                                                                             -----------  -----------   -----------
Increase (decrease) in cash and cash equivalents...........................          427          ---        (2,581)
Cash and cash equivalents, beginning of period.............................          ---          ---         2,581
                                                                             -----------  -----------   -----------
Cash and cash equivalents, end of period...................................  $       427  $       ---   $       ---
                                                                             ===========  ===========   ===========

Supplemental disclosures of cash flow information:
Cash paid for interest.....................................................  $     2,338  $     2,588   $     3,779
Cash paid for income taxes.................................................        3,867        2,110         1,971
Capital leases entered into................................................          ---          ---         1,887








                                                       See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

     Sheridan Healthcare, Inc. (the "Company") was established in November 1994 concurrently with its purchase of the common stock of Sheridan Healthcorp, Inc. (formerly, Southeastern Anesthesia Management Associates, Inc.) (the "Predecessor") (the "1994 Acquisition") for $43.3 million in cash. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The management group of the Predecessor held approximately 20% of its outstanding common stock prior to the acquisition and became the management group of the Company, holding approximately 18% of its outstanding common stock and equivalents after the acquisition. Accordingly, 18% of the purchase price was considered a distribution to management stockholders in excess of their basis in the common stock of the Predecessor, which was approximately $249,000. Such excess is reflected as "Excess purchase price distributed to management stockholders" in the accompanying balance sheets and was not allocated to the net assets acquired. As a result of the allocation, $31.2 million of the purchase price was allocated to goodwill.

(b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and other entities in which the Company has more than 50% ownership interest or a controlling financial interest.

     In November 1997, the Emerging Issues Task Force ("EITF") reached a consensus on when a physician practice management company ("PPM") has established a controlling financial interest in a physician practice through a contractual management service agreement ("MSA"). A controlling financial interest must exist in order for a PPM to consolidate the operations of an affiliated physician practice. The consensus is addressed in EITF Issue 97-2, "Application of Physician Practice Entities".

     A controlling financial interest exists between a PPM and an affiliated physician practice if all of the following six requirements are met; (i) the MSA has a term that is either the entire remaining legal life of the physician practice entity or a period of 10 years or more; (ii) the MSA is not terminable by the physician practice except in the case of gross negligence, fraud or other illegal acts by the PPM or bankruptcy of the PPM; (iii) the PPM has exclusive authority over all decision making relating to ongoing major or central operations of the physician practice, except for the dispensing of medical services; (iv) the PPM has exclusive authority over all decision making related to total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring and firing of them; (v) the PPM must have a significant financial interest that is unilaterally salable or transferable by the PPM; and (vi) the PPM must have a significant financial interest that provides it with the right to receive income, both as on-going fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based on the performance of the operations (a net profit interest) of the physician practice and the change in the fair value thereof.

     The  Company  is  following  the  above  controlling   financial   interest
provisions of EITF Issue 97-2 in its determination of whether the operations of an affiliated physician practice qualify for consolidation.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(c) Accounting Estimates

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

(d) Accounts Receivable and Net Revenue

     The Company derives substantially all of its revenues from various third-party payors including Medicare and Medicaid programs, health maintenance organizations, commercial insurers and others. The amount of payments received from such third-party payors is dependent upon mandated payment rates in the case of the Medicare and Medicaid programs, and negotiated payment rates in the case of other third-party payors, as well as the specific benefits included in each patient's applicable health care coverage. The Company records its revenues net of an allowance for contractual adjustments which represents the difference between billed charges and expected collections from third-party payors. Accordingly, net revenue and accounts receivable are reflected in the consolidated financial statements net of contractual allowances.

     The Company receives a portion of its revenue pursuant to shared-risk capitation arrangements with certain health maintenance organizations. Under these arrangements, the Company generally agrees to provide certain health care services to enrollees of the health maintenance organization in exchange for a fixed amount per enrollee per month. The Company directly provides primary care services to the enrollees and subcontracts with specialist physicians, hospitals and other health care providers to provide the remainder of the health care services to the enrollees. In order for such shared-risk capitation arrangements to be profitable for the Company, the Company must properly manage the utilization of health care services by its patients who are subject to such arrangements. There can be no assurance that the revenue received by the Company under such arrangements will be adequate to cover the cost of the health care services it is required to provide.

(e) Charity Care

     The Company has agreed with certain hospitals to provide charity care to patients who are unable to pay. Such patients are identified based on financial information obtained from the patients and subsequent analysis. Since management does not expect payment for such charity care, the estimated charges related to such patients are included in the provision for bad debts in the accompanying financial statements.

(f) Goodwill

     Approximately $28.6 million of the total amount of goodwill, net of accumulated amortization, at December 31, 1997, is related to the 1994 Acquisition. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Management believes that such assets have useful lives of indefinite length, and accordingly, such goodwill is being amortized on a straight-line basis over 40 years.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Approximately $14.7 million of the total amount of goodwill, net of accumulated amortization, at December 31, 1997, is related to several acquisitions of physician practices by the Company and its Predecessor. Approximately $10.9 million of the total amount of goodwill, net of accumulated amortization at December 31, 1997 is related to several management agreements entered into by the Company which have been accounted for as purchases. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices in managing health care services delivered under capitation arrangements, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition including the term of the management services agreement and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

     The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of goodwill, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note (j) below for a description of an adjustment to reduce the carrying values of certain components of goodwill to their net realizable values during 1996.

     Separately identifiable intangible assets related to the 1994 Acquisition and the physician practice acquisitions are included in intangible assets, separate from goodwill, and are discussed in Note (g) below.

(g) Intangible Assets

     Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the 1994 Acquisition, deferred acquisition costs, deferred loan costs and non-compete covenants related to certain acquisitions of physician practices. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from five to seven years. See Note (j) below for a description of an adjustment to reduce the carrying values of certain intangible assets to their net realizable values during 1996.

(h) Amounts Due for Acquisitions

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

(i) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other current assets, accounts payable, accrued expenses and long-term debt are reflected in the accompanying financial statements at cost which approximates fair value.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(j) Write-down of Office-based Net Assets

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
                                                                                               ===========

(k) Extraordinary Item

     In November 1995, the Company incurred extraordinary expenses of approximately $2,184,000 in connection with the early repayment of its senior subordinated note and the outstanding balance under its senior credit facility with the proceeds of the initial public offering, see Note 8. The extraordinary expenses consist of the write-off of an unamortized original issue discount on the senior subordinated note ($1,224,000), a prepayment penalty on the senior subordinated note ($300,000), and the write-off of unamortized deferred loan costs related to the senior credit facility and the senior subordinated note ($660,000).

(l) Cash and Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent.

(m) Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS No. 128"). SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion No. 15, "Earnings per Share" by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS No. 128 in 1997 was immaterial. Common stock equivalents, which consist of stock options issued to employees and directors, are not included in the determination of the net loss per fully diluted share in 1996 and 1995 since they would have the effect of reducing the net loss per share.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         RECONCILIATION OF BASIC EPS FACTORS TO DILUTED EPS FACTORS:

                                                                        1997         1996         1995
                                                                     -----------  -----------  -----------

            Weighted average common shares outstanding
              for basic earnings per share......................           6,722        6,587        2,713
            Impact of dilutive employee stock options...........             313          ---          ---
                                                                     -----------  -----------  -----------
            Weighted average of shares of
              common stock equivalents for
              diluted earnings per share........................           7,035        6,587        2,713
                                                                     ===========  ===========  ===========

(n) New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure", ("SFAS No. 129") which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing information about an entity's capital structure. The impact of adopting SFAS No. 129 in 1997 was immaterial.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), which is required to be adopted in fiscal 1998. This statement established standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not believe the adoption of SFAS No. 131 will have a significant impact on its financial statement presentation.

(2)  ACQUISITIONS
     ------------

     In September 1994, the Predecessor acquired a four-facility primary care practice for cash and notes and the assumption of certain contingent obligations. The aggregate purchase price was $8.7 million, including the effect of certain adjustments to the purchase price recorded in 1995 based on subsequent information. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $8.2 million of the purchase price was allocated to goodwill.

     In December 1994, the Company acquired an obstetrical practice for $1.4 million in cash and deferred payments. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $841,000 of the purchase price was allocated to goodwill.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     During the period from February to June 1995, the Company made five acquisitions of office-based physician practices for an aggregate of $6.1 million in cash and deferred payments. In a transaction related to one of those acquisitions, one of the principal physicians operating the acquired practices assigned a panel services agreement with a health maintenance organization to the Company for $400,000 in cash plus deferred payments of $935,000 and approximately 35,000 shares of common stock of the Company. These acquisitions, including the assignment of the panel services agreement, were accounted for as purchases, and accordingly, the purchase prices were allocated to the net assets acquired based on their fair market values. As a result of these allocations, $7.3 million of the aggregate purchase price was allocated to goodwill.

     In addition to the purchase prices described above, the Company agreed to make a deferred payment of $700,000 to a physician employed by one of the acquired practices, which was paid during the fourth quarter of 1995. This payment was treated as a bonus for accounting purposes and, accordingly, was charged to expense in its entirety during 1995.

     In March 1996, the Company acquired a hospital-based physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market values. As a result of this allocation, $9.8 million of the purchase price was allocated to goodwill.

     During the period from January to October 1996, the Company made five acquisitions of office-based physician practices for an aggregate of $8.2 million in cash and deferred payments. These acquisitions were accounted for as purchases, and accordingly, the purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $6.8 million of the aggregate purchase price was allocated to goodwill.

     In connection with the change in the Company's strategic direction, as discussed in Note 1(j), the Company has sold a facility acquired in September 1994, three facilities which constituted the practice acquired in June 1995 and two rheumatology practices acquired during 1996. The Company intends to sell the remaining three facilities acquired in September 1994 and two primary care practices acquired in February 1995.

     During the period from March 1997 to December 1997, the Company purchased options to acquire five office-based physician practices and one hospital-based physician practice for an aggregate of $10.8 million in cash and approximately 14,000 shares of the Company's common stock. Concurrent with each acquisition of an option the Company entered into a long-term management agreement with each practice. These transactions were accounted for as purchases, and accordingly, the purchase price of each option was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $11.0 million of the aggregate purchase price was allocated to goodwill.


         Aggregate purchase price...........................................................   $    11,012
         Net assets acquired:
           Working capital..................................................................          (357)
           Property and equipment...........................................................           218
           Intangible assets................................................................           111
                                                                                               -----------
              Net assets acquired...........................................................            28
                                                                                               -----------
         Goodwill related to the acquisitions...............................................   $    11,040
                                                                                               ===========


     All of the above transactions were accounted for as purchases, and accordingly, the operations of the acquired practices are included in the Company's consolidated financial statements beginning on each respective date of acquisition.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

                                                                                   Year Ended December 31,
                                                                                  --------------------------
                                                                                     1997           1996
                                                                                  ------------  ------------
                                                                                        (in thousands, except
                                                                                                per share data)
         Pro Forma Results of Operations:
         Net revenue..........................................................    $   103,024  $     106,654
         Income (loss) before income taxes....................................          8,553        (10,770)
         Net income (loss)....................................................          5,413        (11,594)
         Net income (loss) per share - basic..................................           0.81          (1.76)
         Net income (loss) per share - diluted................................           0.77          (1.76)


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

     Property and equipment consists of the following (in thousands):


                                                                                         December 31,
                                                                                  ------------------------
                                                                                     1997          1996
                                                                                  -----------  -----------

         Equipment............................................................    $     2,643  $     2,355
         Furniture and fixtures...............................................          1,919        2,259
         Computer software....................................................            843          806
         Building and improvements............................................          1,083          947
                                                                                  -----------  -----------
           Total..............................................................          6,488        6,367
         Accumulated depreciation and amortization............................         (2,950)       (2,637)
                                                                                  -----------   -----------
           Property and equipment, net........................................    $     3,538  $     3,730
                                                                                  ===========  ===========


     At December 31, 1997, the net book value of property and equipment related to capital lease obligations was $922,900. See Note l(j) for a description of an adjustment to reduce the carrying values of certain components of property and equipment to their net realizable values during 1996.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(4)  LONG-TERM DEBT
     --------------

     Long-term debt consists of the following (in thousands):


                                                                                         December 31,
                                                                                  ------------------------
                                                                                     1997         1996
                                                                                  -----------  -----------

         Revolving credit facility,  maturing in December 2000, at Libor plus an applicable margin (7.79% at December 31, 1997),
            secured by substantially all assets of the Company ...............    $    29,000  $       ---
         Revolving credit facility, maturing in February 1997,
            at prime plus .25% interest (8.5% at December 31, 1996),
            secured by substantially all assets of the Company ...............            ---       19,982
         Capital lease obligations, payable in aggregate monthly installments of $45 as of December 31, 1997,  including  interest ranging from 4%
            to 10%, maturing at various dates through 2001, secured by
            property and equipment............................................          1,279        1,809
         Note payable, interest at 8%, maturing in January 1997...............            ---          765
                                                                                  -----------  -----------
            Total debt........................................................         30,279       22,556
         Less - Current portion...............................................           (446)      (1,189)
                                                                                  ----------   -----------
            Total long-term debt..............................................    $    29,833  $    21,367
                                                                                  ===========  ===========


     Annual maturities of long-term debt as of December 31, 1997 are as follows (in thousands):


         1998...............................................................................   $       446
         1999...............................................................................           482
         2000...............................................................................        29,351
                                                                                               -----------
           Total............................................................................   $    30,279
                                                                                               ===========


     The  outstanding   balance  under  the  previous  credit  facility  was
originally due on February 28, 1997. During February 1997, the maturity date was extended to March 17, 1997. On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to repay the outstanding balance under the previous credit facility. Since the outstanding balance under the previous facility was refinanced on March 12, 1997 using the new credit facility, and there were no principal payments due in 1997 under the new facility, the balance is classified as long-term at December 31, 1996 on the accompanying consolidated balance sheet. On December 17, 1997 the Company amended its existing revolving credit facility which increased the amount available from $35 million to $50 million. No payments are due under the amended credit facility until December 2000.

     The Company was not in compliance with certain covenants under the previous credit agreement as of December 31, 1996, due to the $17.4 million write-down of office-based net assets, which is discussed in Note 1(j). However, as discussed above, the outstanding balance under the previous credit facility was paid in full in March 1997, and the Company would have been in compliance with all covenants in the new credit agreement as of December 31, 1996, if the new credit agreement had been in effect at that date.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(5)  401(K) PROFIT SHARING PLANS
     ---------------------------

     The Company maintains 401(k) Profit Sharing Plans (the "Plans"), which are defined contribution plans covering substantially all employees who meet certain age and service requirements. For the three years ended December 31, 1997, the Company made matching contributions to the Plans equal to varying percentages of the employees' contributions, and made other employer contributions to the Plans, all at the discretion of the Company's Board of Directors. There was no expense related to the Plans for the years ended December 31, 1997 and 1996. Aggregate expense related to the Plans was $501,000 for the year ended December 31, 1995.

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

     The provision (benefit) for income taxes consists of the following (in thousands):


                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                        1997         1996         1995
                                                                     -----------  -----------  ----------
         Current................................................     $     3,157  $     1,343  $      (289)
         Deferred...............................................            (263)     (1,154)         (167)
                                                                     -----------  ----------   -----------
            Total...............................................     $     2,894  $       189  $      (456)
                                                                     ===========  ===========  ===========

         Federal................................................     $     2,454  $      (27)  $      (349)
         State..................................................             440          216         (107)
                                                                     -----------  -----------  -----------
           Total................................................     $     2,894  $       189  $      (456)
                                                                     ===========  ===========  ===========


     None of the income tax benefit for the year ended December 31, 1995 has been allocated to the extraordinary item, since the existence of the extraordinary item did not affect the amount of the income tax benefit. A reconciliation of the tax provision (benefit) at the statutory federal rate of 34% to the actual income tax expense (benefit) is as follows (in thousands):

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                     -----------  -----------  -----------

         Tax provision (benefit) at the
            federal statutory rate..............................     $     2,741  $   (3,721)  $      (664)
         State income taxes.....................................             319        (433)          (71)
         Increase (decrease) in valuation allowance for
            deferred tax assets.................................           (828)        2,122          ---
         Non-deductible portion of write-down
            of office-based net assets..........................             ---        1,279          ---
         Non-deductible goodwill amortization...................             621          516          ---
         Income of affiliates that cannot be
            offset against net operating
            losses of the Company...............................             ---          296          279
         Other, net.............................................              41          130          ---
                                                                     -----------  -----------  -----------
            Total...............................................     $     2,894  $       189  $      (456)
                                                                     ===========  ===========  ============

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Deferred income taxes were related to the following timing differences at December 31, 1997 and 1996 (in thousands):



                                                                                         December 31,
                                                                                  ------------------------
                                                                                     1997           1996
                                                                                  -----------  -----------

         Goodwill and intangible assets......................................     $     2,378  $     4,211
         Accrual basis income of cash basis affiliates.......................           (327)       (1,272)
         Self-insurance accruals.............................................           1,420          933
         Conversion from cash to accrual basis...............................           (388)         (398)
         Bad debt reserve....................................................           (300)          ---
         Amounts due for acquisitions........................................             ---         (342)
         Other, net..........................................................            (72)          144
                                                                                  ----------   -----------
            Total............................................................           2,711        3,276
         Valuation allowance.................................................         (1,294)       (2,122)
                                                                                  ----------   -----------
            Net deferred income taxes........................................     $     1,417  $     1,154
                                                                                  ===========  ===========

     The Company records a valuation allowance to reflect net deferred income taxes at their estimated realizable value.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

(a) Major Customers

     A significant portion of the Company's revenue is derived from delivering or managing hospital-based physician services at multiple hospitals which are under common ownership. Of the Company's total net revenue in 1997, approximately $21.8 million, or 22.1%, was derived from anesthesia, obstetrics and neonatology services delivered at three hospitals owned and operated by the South Broward Hospital District. In addition, approximately $21.8 million, or 22.2% of the Company's total net revenue in 1997, was derived from anesthesia, neonatology, pediatric and emergency services delivered at 11 hospitals and two ambulatory surgical facilities owned and operated by Columbia/HCA Healthcare Corp. In addition, approximately $11.7 million, or 11.9% of the Company's total net revenue in 1997, was derived from anesthesia, neonatology, pediatric, emergency and management services delivered at seven hospitals owned and operated by Tenet Healthcare Corporation.

     A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 15.8% of the Company's total net revenue in 1997 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 7.9% of the Company's total net revenue in 1997 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations.

     In addition, the Company derived 14.3%, 20.8% and 29.5% of its total net revenue in 1997, 1996 and 1995, respectively, from a single third-party payor. No other third-party payor or other customer accounted for 10% or more of the Company's net revenue.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(b) Employment Agreements

     The Company and its affiliates have employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under such employment agreements as of December 31, 1997 are as follows (in thousands):



         1998...............................................................................   $    10,610
         1999...............................................................................         8,460
         2000...............................................................................         7,501
         2001...............................................................................         4,839
         2002...............................................................................         3,442
         Thereafter.........................................................................         5,575
                                                                                               -----------
           Total  ..........................................................................   $    40,427
                                                                                               ===========


(c) Self-insurance

     Due to the nature of its business, the Company becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The Company maintains professional and general liability insurance on a claims-made basis in amounts deemed appropriate by management, based upon historical claims and the nature and risks of its business. There can be no assurance, however, that an existing or future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any such claim or claims or that such coverage will continue to be available with sufficient limits and at a reasonable cost to adequately and economically insure the Company's operations in the future. A judgment against the Company in excess of such coverage could have a material adverse effect on the Company.

     The liability for self-insurance accruals in the accompanying balance sheets includes estimates of the ultimate costs related to both reported claims and claims incurred but not reported. The estimate of claims incurred but not reported was $2,522,000 and $2,095,000 at December 31, 1997 and 1996,
respectively. An analysis of the self-insurance accrual is as follows (in thousands):


                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                        1997         1996         1995
                                                                     -----------  -----------  ----------

         Balance, beginning of year..............................    $     3,170  $     1,615  $     1,188
         Provision for self-insurance............................            378        1,252          634
         Self-insurance accruals related to
            acquired physician practices.........................            626          439          317
         Payments made for claims................................           (201)        (136)        (124)
         Transfer, to and paid as, professional fee accruals.....    $       ---  $       ---  $      (400)
                                                                     -----------  -----------  -----------
              Balance, end of year...............................    $     3,973  $     3,170  $     1,615
                                                                     ===========  ===========  ===========

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(d) Litigation

     In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Company's Predecessor. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and continues to vigorously defend against it and also believes the lawsuit's ultimate resolution will not have a material adverse impact on the financial position of the Company.

(e) Lease Commitments

     The  Company  leases  office  space and  furniture  and  equipment  for its physician practice locations and administrative office under various non-cancellable operating leases. Rent expense under operating leases was $2,475,000, $2,399,000 and $1,716,000 in 1997, 1996 and 1995, respectively.
Future annual minimum payments under non-cancellable operating leases as of December 31, 1997 are as follows (in thousands):


         1998..............................................................................    $     2,408
         1999..............................................................................          2,126
         2000..............................................................................          1,814
         2001..............................................................................          1,279
         2002..............................................................................          1,135
         Thereafter........................................................................          2,545
                                                                                               -----------
            Total..........................................................................    $    11,307
                                                                                               ===========



(f) Government Regulation

     The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of healthcare providers and companies is increasing.

     Federal and state laws regulate the healthcare industry, the relationship between practice management companies such as the Company and physicians, and the relationship among physicians and other providers of healthcare services.

     Several laws, including fee-splitting, anti-kickback laws and prohibition of the corporate practice of medicine, have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies vested with broad discretion interpreting them. The Company's agreements and proposed activities have not been examined by federal or state authorities under these laws and regulations. Although the Company believes that its operations are conducted so as to comply with all of the applicable laws, there can be no assurance such operations will not be challenged as in violation of one or more of such laws. In addition, these laws and their interpretation vary from state to state. The regulatory framework at certain jurisdictions may limit the Company's expansion into or ability to continue operations within such jurisdictions, if the Company's is unable to modify its operational structure to conform to such regulatory framework. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the availability of, and payment for, healthcare. The Company believes that such initiatives will continue during the foreseeable future. Certain reforms previously proposed could, if adopted, have a material effect on the Company.

     On August 5, 1997, the President signed into law a number of Medicare provisions as part of the Balanced Budget Act of 1997. When compared with projected Medicare levels under current law, the legislation could reduce Medicare spending by $115 billion over 5 years. The vast majority of these savings would come from reductions in payments for services of healthcare facilities, practitioners and other providers. The legislation will eliminate disparities in payment rates for similar services by physicians in different specialties effective January 1, 1998. Payment rates for physician services will no longer be necessarily updated for inflation. Beginning in 1998, inflation increases will be adjusted based on a "sustainable growth rate" defined with reference to the change in (i) the number of Medicare beneficiaries, (ii) the gross domestic product per capita, and (iii) the level of expenditures for physician services. The legislation will also revise Medicare payments for practice expense costs and change payments to managed care plans from the current rate of 95% of fee-for-service rates in the area, to a nationwide average per capita fee for service spending, with an adjustment factor for local area wage rates. Any reductions in payment for the services offered by the Company could have an adverse effect on the Company's results of operations and financial condition.

(8)   STOCKHOLDERS' EQUITY
      --------------------

      At January 1, 1995 the issued and outstanding stock of the Company consisted of 409,900 shares of the Company's Class A voting common stock held by management of the Company and 350,000 and 78,572 shares of Class A and Class B Convertible Preferred Stock, respectively. Each share of Class A and Class B
Convertible Preferred Stock was convertible, at the option of the holder, into one-fourth of a share of Class A voting and Class B non-voting common stock, respectively, and three-fourths of a share of Redeemable Preferred Stock. The Class A and Class B Convertible Preferred Stock accrued dividends on a cumulative basis at 7.5% per annum, and had a liquidation value of $50 per share.

      In June 1995, the Company issued a convertible promissory note for $5.0 million, which was convertible into 181,671 shares of common stock. The noteholder also received a warrant to purchase up to an additional 45,410 shares of the Company's common stock at an exercise price of $0.58 per share which becomes exercisable in three installments if, through the substantial efforts of the noteholder, the Company consummates transactions with physician practices (generally either by acquiring such practices or entering into agreements to manage such practices) which collectively result in certain increases in the Company's earnings during certain measurement periods. The first and second installments, which consisted of 15,146 shares each, expired unexercised in December 1996 and 1997, respectively. The remaining installment of 15,132 shares will either become exercisable or will expire unexercised in June 1998.

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

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

      In May 1997, the Company reduced the amount of authorized common stock from 31,000,000 shares to 21,000,000 shares. In November 1997, the Company issued approximately 14,000 shares of its common stock as partial consideration for an acquisition of an office-based physician practice. Employees of the Company exercised options to acquire 77,190 shares of the Company's common stock during 1997.

(9)   STOCK OPTIONS
      -------------

      The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") in 1996. As permitted under SFAS No. 123 the Company has elected to continue using
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Each employee stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants to employees.

      In 1995 the Company adopted the 1995 Stock Option Plan, under which 750,000 shares of common stock were reserved for issuance. An amendment to the plan in 1997 increased the shares of common stock reserved for issuance to 1,350,000. Options granted under the 1995 Stock Option Plan become exercisable either over time, or upon the attainment of defined operating goals. All stock options granted expire ten years after the date of grant. Stock option activity has been as follows:



                                                  1997                  1996                      1995
                                          --------------------  ------------------------  ---------------------
                                                      Weighted                  Weighted              Weighted
                                                       Average                  Average               Average
                                            Number    Exercise     Number       Exercise   Number     Exercise
                                           of Shares   Price      of Shares      Price    of Shares     Price
                                          ----------  --------  -----------     --------  ---------  ---------

         Balance, beginning of year.....    553,911   $   5.73     321,461      $   8.82        ---  $     ---
         Granted during year............    471,500       9.27     608,071          7.17    382,382      10.01
         Terminated during year.........        ---        ---    (335,071)        10.51    (53,421)     16.84
         Exercised......................    (77,190)      0.58         ---           ---        ---        ---
         Forfeited during year..........    (11,137)      6.65     (40,550)        12.32     (7,500)     12.50
                                          ---------              ---------                ---------
            Balance, end of year........    937,084   $   7.91     553,911      $   5.73    321,461  $    8.82
                                          =========              =========                =========

         Exercisable at end of year.....    151,716   $   6.25     131,283      $   3.38     64,604  $    2.63


                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


      The weighted average fair value per share as of the grant date was $6.11 for stock options granted in 1997, $4.15 for stock options granted in 1996 and $6.82 for stock options granted in 1995. The determination of the fair value of all stock options granted in 1997, 1996 and 1995 was based on (i) risk-free interest rates of 6.2% to 6.5%, depending on the expected life of each option,
(ii) expected option lives of 3 to 6 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock from 75% to 78%, and (iv) no expected dividends on the underlying common stock. Stock options outstanding at December 31, 1997 consisted of the following:


                                                    Total Outstanding                   Exercisable
                                         -----------------------------------------------------------------

                                                             Weighted Average                    Weighted
                           Range of          Number      -----------------------    Number       Average
                           Exercise            of        Exercise     Remaining       of        Exercise
                            Prices           Shares        Price        Life        Shares        Price
                        ---------------    ----------  -----------    ----------  -----------  -----------

                             $.58              32,350  $       .58     7.9 years       21,565  $       .58
                        $5.75 to $8.13        353,051         6.39     8.1 years       90,046         5.79
                        $8.75 to $13.00       551,683         9.31     9.2 years       40,105        10.31
                                          -----------                             -----------
                             Total            937,084  $      7.91     8.7 years      151,716  $      6.25
                                          ===========                             ===========


         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS No. 123 had been used in accounting for stock options.


                                                                                   Year Ended December 31,
                                                                                  ----------------------------
                                                                                       1997           1996
                                                                                  ------------    ------------
                                                                                     (in thousands, except
                                                                                          per share data)
         As reported results of operations:
         Net income (loss)....................................................    $     5,167     $    (12,126)
         Net income (loss) per share - basic..................................    $      0.77     $      (1.84)
         Net income (loss) per share - diluted................................    $      0.73     $      (1.84)

         Pro forma results of operations:
         Net income (loss)....................................................    $     3,495     $    (13,047)
         Net income (loss) per share - basic..................................    $      0.52     $      (1.98)
         Net income (loss) per share - diluted................................    $      0.50     $      (1.98)


(10)  SUBSEQUENT EVENT
      ----------------

      During the period from January 1998 to March 1998 the Company completed four transactions with physician practices for aggregate consideration of approximately $37.3 million of which approximately $17.2 million was paid in cash and approximately $20.1 million was paid through the issuance of approximately 1,384,000 shares of the Company's common stock. As a result of these transactions, the outstanding balance under the Company's revolving credit facility has increased from $29.0 million at December 31, 1997 to $47.5 million at March 12, 1998.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Stockholders of
   Sheridan Healthcare, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Sheridan Healthcare, Inc. and subsidiaries for each of the three years in the period ended December 31, 1997, included in this Form 10-K, and have issued our report thereon dated February 23, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Miami, Florida,
  February 23, 1998. (except for the matter discussed in Note 10, as to which the date is March 12, 1998).





                            SHERIDAN HEALTHCARE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)





                                                        Balance at    Charged to                Balance at
                                                       Beginning of   Costs and                  End of
                                                          Period       Expenses    Deductions     Period
Accounts receivable allowances:

   Year ended December 31, 1997....................    $     1,277   $     4,066  $     3,515  $     1,828
                                                       ===========   ===========  ===========  ===========

   Year ended December 31, 1996....................    $       737   $     3,605        3,065  $     1,277
                                                       ===========   ===========  ===========  ===========

   Year ended December 31, 1995....................    $       463   $     2,324  $     2,050  $       737
                                                       ===========   ===========  ===========  ===========


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

    The Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Proposal One: Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

    The Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Compensation of Directors and Executive Officers" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

    The Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Security Ownership of Management and Certain Beneficial Owners" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    The Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) 1.  Financial Statements:  See Item 8.

    2.  Financial Statement Schedules:  See Item 8.

3.  Exhibits:

   Exhibit
    Number                             Description
    -------                            -----------

      3.1 Third Amended and Restated Certificate of Incorporation, as amended effective May 27, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997) .

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

     10.1 Class A Voting Common Stock Purchase Warrant between SAMA Holdings, Inc. and Summit Hospital Corporation dated as of June 1, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.2         Service  Agreement  by and  between  SAMA  Holdings, Inc.  and
                  Summit  Hospital  Corporation  dated  as     of June  5,  1995
                  (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.3 Stockholder's Agreement by and among SAMA Holdings, Inc. and the Investors listed on the signature page thereto, dated as of June 5, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.4 Executive Physician Employment Agreement dated as of June 5, 1995 by and between Sheridan Healthcorp, Inc. and Valerio Toyos, M.D. (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.5 Employment Agreement of Lewis Gold, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Lewis Gold (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    Exhibit
    Number                                Description
    -------                               -----------

     10.6 Employment Agreement of Mitchell Eisenberg, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Mitchell Eisenberg (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.7 Executive Employment Agreement of Jay Martus effective as of January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Jay Martus (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.8 Executive Employment Agreement of Gilbert Drozdow dated January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Gilbert Drozdow (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.9 Letter Agreement dated as of June 23, 1995 from the Company to Dennis L. Gates regarding employment (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.10 Non-Competition and Non-Disclosure Agreement dated as of June 23, 1995 between the Company and Dennis L. Gates (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.11        Agreement and License of Packaged  Software  dated
                  April 10,  1989,  as amended, by and between Medical Software
                  Specialties, Inc. and Southeastern   Anesthesia  Management
                  Associates,   P.A., as amended  (incorporated  herein by
                  reference to such exhibit filed as an exhibit to the Registration Statement).

     10.12        Participation  Agreement by and between Health  Options,  Inc.
                  and Southeastern Anesthesia Management Associates, dated as of February 8, 1995, as amended, including the attached schedule of participating physicians who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.13        Participation  Agreement by and between Health Options,  Inc.
                  and Southeastern Anesthesia Management Associates P.A. dated as of September 30, 1991 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.14 Form of Health Options Participation Agreement by and between Health Options, Inc. and Individual Physician, including the attached schedule of participating physicians who have signed the Agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.15 Provider Participation Agreement by and between PCA Health Plans of Florida, Inc. and Southeastern Anesthesia Management Associates, P.A., dated as of July 1, 1994 (incorporated herein by reference to such exhibit filed as and exhibit to the Registration Statement).

     10.16 Referral Services Agreement by and between Family Health Plan, Inc. and Southeastern Anesthesia Management Associates, P.A., dated as of July 1, 1994 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    Exhibit
    Number                                    Description
    -------                                   -----------

     10.17 Agreement by and between CAC-Ramsay and Southeastern Anesthesia Management Associates, Inc., dated as of February 1, 1995 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.18 Physician Agreement dated April 1, 1990 by and between Pavilack, Karch, Lipton Barran & Ast, P.A. d/b/a Anesthesia Associates of Hollywood and Humana Medical Plan, Inc. and Humana Plan of Florida, Inc. and Humana Health Insurance Company of Florida, Inc. (incorporated herein by reference to such exhibit filed as and exhibit to the Registration Statement).

     10.19 Preferred Patient Care Agreement by and between Blue Cross and Blue Shield of Florida, Inc. and Individual Physicians, with attached schedule of physicians who have signed the agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.20 Form of Blue Cross and Blue Shield of Florida Traditional Program Participating Physician Agreement, with attached schedule of signatories, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.21 Physician Agreement by and between AMSA, Inc. and Humana Medical Plan, Inc., Humana Health Plan, Inc., and Humana Insurance Company (incorporated herein by reference to such exhibit filed as and exhibit to the Registration Statement).

     10.22 Form of Letter of Agreement for Specialty Service by and between Primedica Healthcare, Inc. and each Individual Specialty Provider, with attached schedule of participating specialty providers who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.23 Form of Memorandum of Agreement for Specialty Services by and between Primedica Healthcare, Inc. and each Individual Specialty Provider, with attached schedule of participating specialty providers who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as and exhibit to the Registration Statement).

     10.24 Management Services Agreement, dated as of November 28, 1994, between AMSA, Inc., a Florida corporation, and Anesthesiologists' Management Services Associates, P.C., a New York professional corporation (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.25 Amendment No. 1, dated as of July 28, 1995, to the Employment Agreement effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Lewis Gold (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.26 Amendment No. 1, dated as of July 28, 1995, to the Employment Agreement effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Mitchell Eisenberg (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

    Exhibit
    Number                                      Description
    -------                                     -----------

     10.27 Amendment No. 1, dated as of August 1, 1995, to the Executive Employment Agreement dated as of January 1, 1995 by and among SAMA Holding, Inc., Southeastern Anesthesia Management Associates, Inc. and Jay Martus (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.28 Amendment No.1, dated as of August 1, 1995, to the Executive Employment Agreement dated as of January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Gilbert Drozdow (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.29 Master Equipment Lease Agreement dated as of June 12, 1995 by and between NationsBanc Leasing Corporation and the Company (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.30 First Addendum to Management Services Agreement, dated as of September 1, 1995, by and among between AMSA, Inc., Sheridan Medical Healthcorp, P.C., and Sheridan Healthcorp, Inc. (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

     10.31 Agreement and Plan of Merger, by and among Sheridan Healthcare, Inc., Sheridan Acquisition Corp., Inc., Neonatology Certified, Inc., and the additional parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.32 Stock Purchase Agreement, by and among Sheridan Healthcare, Inc., Children's Hospital Services, Inc., and the parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.33 Investment and Stockholders' Agreement, by and among Sheridan Healthcare,Inc., and the parties listed on Schedule A attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.34 Executive Employment Agreement, dated as of August 9, 1996, by and between Sheridan Healthcorp, Inc., Sheridan Healthcare, Inc. and Michael F. Schundler (incorporated herein by reference to such exhibit filed as an exhibit to theCompany's Annual Report on Form 10-K for the year ended
                  December 31, 1996).

     10.35 Anesthesiology Agreement by and between South Broward Hospital District, a special taxing district doing business as Memorial Healthcare System and Sheridan Healthcorp, Inc., a Florida corporation, dated as of January 1, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

    Exhibit
    Number                                      Description
    -------                                     -----------

     10.36 Real Property Lease Agreement, by and among ACP Venture I Limited Partnership, a Delaware limited partnership, and Sheridan Healthcorp, Inc., a Florida corporation, dated as of January 11, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the first quarter ended
                  March 31,1997).

     10.37 Amended and Restated Credit Agreement by and between NationsBank, N.A. (South) as Agent and Lender and the Company, as Borrower, dated as of March 12, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.38 Sheridan Healthcare, Inc. Second Amended and Restated 1995 Stock Option Plan, effective as of April 27, 1995, amended and restated as of July 27, 1995 and further amended as of February 26, 1997 and as of May 15, 1997 (incorporated herein by referenced to such exhibits filed as exhibits to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997).

       10.39 Investment and Stockholders' Agreement, by and between the Company and Frederick N. Herman, M.D., dated as of November 3, 1997.

       10.40      First Amendment to Amended and  Restated  Credit  Agreement,
                  by and among   NationsBank, N.A.,  (as   successor  by  merger
                  to NationsBank, N.A. (South)) as Agent and Lender, and the Company, as Borrower, dated as of December 17, 1997.

       21.1       Schedule of Subsidiaries.

       27         Financial Data Schedule.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Sheridan Healthcare, Inc.
                                                          (Registrant)



Date:  March 30, 1998                             By:  /s/  Michael F. Schundler
                                                       -------------------------
                                                       Michael F. Schundler
                                                       Chief Financial Officer
                                                   (principal financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                           Title                     Date

/s/ Mitchell Eisenberg, M.D.      Chairman of the Board,          March 30, 1998
----------------------------      President, Chief Executive
Mitchell Eisenberg, M.D.          Officer (Principal Executive
                                  Officer)


/s/ Lewis D. Gold, M.D.           Executive Vice President,       March 30, 1998
----------------------------      Director
Lewis D. Gold, M.D.

/s/ Henry E. Golembesky, M.D.     Director                        March 30, 1998
-----------------------------
Henry E. Golembesky, M.D.

/s/ Jamie Hopping                 Director                        March 30, 1998
-----------------------------
Jamie Hopping

/s/ Neil A. Natkow, D.O.          Director                        March 30, 1998
-----------------------------
Neil A. Natkow, D.O.

/s/ Michael F. Schundler          Chief Financial Officer         March 30, 1998
-------------------------         (Principal Financial and
Michael F. Schundler               Accounting Officer)