Form 10-K/A
period 1997-12-31
SHERIDAN HEALTHCARE INC
filed 1998-04-17
CIK 946489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[ X ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______
                         Commission File Number 0-26806

                            SHERIDAN HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-3252967
    State or other jurisdiction of                 S Employer ID Number)
    incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $72.8 million as of March 16, 1998. For purposes of this determination, shares held by non-affiliates includes all outstanding shares except for shares of non-voting Class A common stock and shares held by officers, directors and shareholders beneficially owning 10% or more of the Registrant's outstanding common stock. The aggregate market value was computed based on the closing sale price of the Registrant's common stock on March 16, 1998, as reported on the NASDAQ National Market.

As of March 16, 1998, there were 7,901,098 shares of the Registrant's voting Common Stock, $.01 par value per share outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value per share outstanding.

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Sheridan Healthcare, Inc.
                                                   (Registrant)



Date:  April 16, 1998                        By:  /s/  Michael F. Schundler
                                                  -------------------------
                                                  Michael F. Schundler
                                                  Chief Financial Officer
                                                  (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                           Title                     Date

/s/ Mitchell Eisenberg, M.D.      Chairman of the Board,          April 16, 1998
----------------------------      President, Chief Executive
Mitchell Eisenberg, M.D.          Officer (Principal Executive
                                  Officer)


/s/ Lewis D. Gold, M.D.           Executive Vice President,       April 16, 1998
----------------------------      Director
Lewis D. Gold, M.D.

/s/ Henry E. Golembesky, M.D.     Director                        April 16, 1998
-----------------------------
Henry E. Golembesky, M.D.

/s/ Jamie Hopping                 Director                        April 16, 1998
-----------------------------
Jamie Hopping

/s/ Neil A. Natkow, D.O.          Director                        April 16, 1998
-----------------------------
Neil A. Natkow, D.O.

/s/ Michael F. Schundler          Chief Financial Officer         April 16, 1998
-------------------------         (Principal Financial and
Michael F. Schundler               Accounting Officer)