Form 10-K/A
period 1997-12-31
SHERIDAN HEALTHCARE INC
filed 1998-04-30
CIK 946489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                          (Amendment No.2 to FORM 10-K)
                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[ ]   Transition  Report pursuant  to Section  13  or 15(d ) of the   Securities
      Exchange Act of 1934 For the transition  period from ____ to ____

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

Securities registered under Section 12(g) of the Act: Common Stock, par value $.01
                                (Title of Class)

Indicate by check mark whether the Registrant 91) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or infomation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock hold by non-affiliates of the Registrant was approximately $72.8 million as of March 16, 1998. For purposes of this determination, shares held by non-affiliates includes all outstanding shares except for shares of non-voting Class A common stock and shares held by officers, directors and shareholders beneficially owning 10% or more of the Registrant's outstanding common stock. The aggregate market value was computed based on the closing sale price of the Registrant's common stock on March 16, 1998, as reported on the NASDAQ National Market.

As of March 16, 1998, there were 7,901,098 shares of the Registrant's voting Common Stock, $.01 par value per share outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value per share outstanding.

                                    Part III

Items 10, 11, 12 and 13 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following biographical descriptions set forth certain information with respect to the Nominees for election as directors at the Annual Meeting, each director who is not up for election and the executive officers who are not directors, based on information furnished to the Company by each director and officer. The following information is as of March 1, 1998.

Nominees for Election as Directors - Term Expiring 2001

        MITCHELL EISENBERG, M.D. Dr. Eisenberg joined the Company in 1982, has been a director of the Company since 1985, has been President since 1989, and has been Chairman of the Board and Chief Executive Officer since 1994. Prior to joining the Company, Dr. Eisenberg was in private practice. He is 47 years old.

        NEIL A. NATKOW, D.O. Dr. Natkow was appointed to the Company's Board of Directors in July 1996. Dr. Natkow served as Senior Vice President -- Health Care for Precision Response Corporation, a publicly traded company, from February 1997 until October 1997, and is currently a member of Precision
Response Corporation's Board of Directors. From December 1993 until October 1995, Dr. Natkow served as an executive officer of PCA Health Plans of Florida, a health maintenance organization, most recently as its Chief Executive Officer. From July 1992 to December 1993, Dr. Natkow was the President and Chief Executive Officer of Family Health Plan, a health maintenance organization, and from June 1987 to July 1992, Dr. Natkow was the Vice President for Professional Affairs at Southeastern University for Health Sciences. He is 51 years old.

Incumbent Director - Term Expiring 1999

        JAMIE E. HOPPING. Mrs. Hopping has been a director of the Company since February 1998. Mrs. Hopping is currently a health care consultant. Mrs. Hopping previously served as a Group President for Columbia/HCA Healthcare Corporation, from January 1996 to August 1997 and as a Division President from February 1994 to January 1996. Prior to that, Mrs. Hopping served as the Chief Executive Officer of Deering Hospital and Grant Center, an acute care hospital and psychiatric facility, from September 1990 to January 1993. She is 44 years old.

Incumbent Directors - Term Expiring 2000

        LEWIS D. GOLD, M.D. Dr. Gold joined the Company in 1985 as an anesthesiologist and has been a director of the Company since 1988. He has served as Executive Vice President Business Development since 1994. Dr. Gold was also Chief of the Department of Anesthesia of Parkway Regional Medical Center from 1990 to 1994. He is 41 years old.

        HENRY E. GOLEMBESKY, M.D. Dr. Golembesky has been a director of the Company since November 1995. Dr. Golembesky has served as a health care consultant to APM, Inc. from January 1, 1993 to present. From 1990 to 1992, Dr. Golembesky served as President and Chief Executive Officer of UniMed America, a physician services division of Unihealth. He is 52 years old.

Executive Officers Who Are Not Directors

        MICHAEL F. SCHUNDLER. Mr. Schundler joined the Company in July 1996 as Chief Operating Officer and currently serves as both Chief Operating Officer and Chief Financial Officer. Previously, Mr. Schundler served as Vice President -- Operations at American Health Network from 1994 to 1996 and as Chief Financial Officer of AdminiStar, Inc. from 1991 to 1994. Prior to that, Mr. Schundler was Senior Vice President -- Finance of Merrill Lynch Life Insurance Co. and Family Life Insurance Co. He is 42 years old.

        GILBERT L. DROZDOW, M.D., M.B.A. Dr. Drozdow joined the Company in 1987 as an anesthesiologist and was a director of the Company from 1990 to 1994. He served the Company as Vice President Medical Affairs from 1994 to February 1996 and has served as Vice President Hospital Based Services since February 1996. He was also Chairman of the Department of Anesthesia at Westside Regional Medical Center in 1994. He is 40 years old.

        JAY A. MARTUS, ESQ. Mr. Martus joined the Company in 1994 as Vice President, Secretary and General Counsel. Prior to joining the Company, he was a partner with the law firm of Levey & Martus, P.A. Mr. Martus represented the Company as outside general counsel from 1989 to 1994. He is 42 years old.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Exchange Act, requires the Company's executive officers and directors, and persons who beneficially own (directly or indirectly) more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% stockholders were satisfied, except that Dr. Natkow inadvertently failed to file on a timely basis two reports relating to transactions which took place in March 1997 and May 1997, respectively and Dr. Drozdow inadvertently failed to file on a timely basis one report relating to a transaction which took place in December 1997. Each of these individuals subsequently filed the required forms.

ITEM 11.       EXECUTIVE COMPENSATION

        Directors. Directors of the Company who are also employees receive no additional compensation for their services as a director. Non-employee directors receive an annual director's fee of $5,000 for their service as directors. Each non-employee director also receives $1,000 for personal attendance at any meeting of the Board of Directors and $500 for each committee meeting attended and each meeting of the full Board of Directors attended by telephone conference. All directors of the Company are reimbursed for travel related expenses incurred in attending meetings of the Board of Directors and its committees.

        The Company's Second Amended and Restated 1995 Option Plan (the " Option Plan") provides that each new non-employee director of the Company will receive, on the date he or she first becomes a director, an option not intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (a "Non-Qualified Option"), to purchase up to 7,500 shares of Common Stock. In addition, the Option Plan provides that each non-employee director serving in such capacity on the fifth business day after each annual meeting of stockholders will also receive, on such date, a Non-Qualified Option to purchase up to 2,500 shares of Common Stock. Pursuant to this provision, Mr. Robert W. Daly, a former member of the Board of Directors who resigned on December 12, 1997, and Drs. Golembesky and Natkow received grants of such Non-Qualified Options on May 22, 1997. All options granted to directors under the Option Plan vest in three equal installments, with one-third vesting on the date of grant and an additional one-third vesting on each of the two successive anniversaries thereof. All such options are granted with an exercise price per share equal to the fair market value per share of Common Stock on the date of grant and expire on the tenth anniversary of such date of grant.

        Executive Officers. The following table sets forth the compensation awarded to the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company who were serving as executive officers at the end of 1997 and an additional individual who held an executive officer position during 1997 but who was not serving as an executive officer following 1997, each of whose total salary and bonus exceeded $100,000 during 1997 (collectively, the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE


                                                                                             LONG TERM
                                                                   ANNUAL                  COMPENSATION
                                                                COMPENSATION                   AWARDS
                                                                                            SECURITIES
                                                                                            UNDERLYING      ALL OTHER
                                                           SALARY          BONUS            OPTIONS(1)   COMPENSATION(2)
NAME AND PRINCIPAL POSITION                      YEAR        ($)           ($)                  (#)            ($)
---------------------------                      ----    -----------   -----------          -----------  ---------

Mitchell Eisenberg, M.D.....................     1997      274,999           --              170,000            950
   Chairman of the Board of Directors,......     1996      275,712           --               30,000             --
   President and Chief Executive Officer....     1995      290,157           --               26,956         20,760

Valerio J. Toyos, M.D., M.B.A...............     1997      279,076           --                   --             --
 Former Vice President Primary Care.........     1996      296,022           --            28,500(3)             --
   Services(4)..............................     1995    137,846(5)          --                8,500             --

Lewis D. Gold, M.D..........................     1997      249,999           --              122,500            950
   Director and Executive Vice..............     1996      251,712           --               20,000             --
   President Business Development...........     1995      256,534           --               26,956         20,760

Gilbert L. Drozdow, M.D., M.B.A.............     1997      249,999           --               55,000            950
   Vice President Hospital Based............     1996      250,512           --               20,000             --
   Services.................................     1995      254,473           --                5,392         20,760

Jay A. Martus, Esq..........................     1997      200,000           --               55,000             --
   Vice President, Secretary................     1996      199,677           --               20,000             --
   and General Counsel......................     1995      200,000           --               16,174             --

Michael F. Schundler........................     1997      199,999           --              122,500             --
   Chief Financial Officer..................     1996     84,615(6)          --               50,000             --
   and Chief Operating Officer..............     1995           --           --                   --             --


------------

(1) Includes stock options granted on February 4, 1998 in lieu of cash bonuses under the Company's 1997 Executive Incentive Plan as follows:
        Dr. Eisenberg - 20,000; Dr. Gold - 17,500; Mr. Schundler - 17,500; Dr. Drozdow - 10,000 and Mr. Martus - 10,000. The options vested fully on March 31, 1998 at an exercise price of $14.25 (the fair market value of the Common Stock on the date of grant).

(2) Represents contributions by the Company under its 401(k) Plan on behalf of each of Drs. Eisenberg, Gold and Drozdow during 1995 and 1997.

(3) Includes options to purchase up to 8,500 shares of Common Stock granted during 1995 for which the exercise price was adjusted during 1996.

(4) Dr. Toyos held the position of Vice President Primary Care Services until December 31, 1997.

(5) Represents salary paid to Dr. Toyos from June 1995, when he began employment with the Company, to December 31, 1995.

(6) Represents salary paid to Mr. Schundler from July 1996, when he began employment with the Company, to December 31, 1996.




                                             OPTION GRANTS IN FISCAL YEAR 1997
                                                     Individual Grants
                                                 -------------------------
                                                                                         POTENTIAL REALIZABLE
                                    NUMBER OF    PERCENT OF                                VALUE AT ASSUMED
                                   SECURITIES   TOTAL OPTIONS                               ANNUAL RATES OF
                                   UNDERLYING    GRANTED TO                                   STOCK PRICE
                                     OPTIONS      EMPLOYEES   EXERCISE OR                    APPRECIATION
                                     GRANTED      IN FISCAL   BASE PRICE     EXPIRATION     FOR OPTION TERM(1)
         NAME                          (#)          YEAR          ($/SH)         DATE      5% ($)      10% ($)
         ----                       --------  --------------  ------------ ------------    ------    ----------

Mitchell Eisenberg, M.D............60,673(2)       13.1%      $    9.00     2/26/07   $   343,412   $   870,050
                                   89,327(3)       19.3%      $    9.50     5/15/07   $   533,684   $ 1,352,460
                                   20,000(4)        4.3%      $   14.25     02/4/08   $   179,200   $   454,200
Valerio J. Toyos, M.D., M.B.A......      --           --             --          --            --            --
Lewis D. Gold, M.D.................42,471(2)        9.2%      $    9.00     2/26/07   $   240,388   $   609,191
                                   62,529(3)       13.5%      $    9.50     5/15/07   $   373,579   $   946,724
                                   17,500(4)        3.8%      $   14.25     02/4/08   $   156,800   $   397,425
Gilbert L. Drozdow, M.D., M.B.A....18,202(2)        3.9%      $    9.00     2/26/07   $   103,024   $   261,084
                                   26,798(3)        5.8%      $    9.50     5/15/07   $   160,105   $   405,737
                                   10,000(4)        2.2%      $   14.25     02/4/08   $    87,100   $   224,600
Jay A. Martus, Esq.................18,202(2)        3.9%      $    9.00     2/26/07   $   103,024   $   261,084
                                   26,798(3)        5.8%      $    9.50     5/15/07   $   160,105   $   405,737
                                   10,000(4)        2.2%      $   14.25     02/4/08   $    87,100   $   224,600
Michael Schundler..................42,471(2)        9.2%      $    9.00     2/26/07   $   240,388   $   609,191
                                   62,529(3)       13.5%      $    9.50     5/15/07   $   373,579   $   946,724
                                   17,500(4)        3.8%      $   14.25     02/4/08   $   156,800   $   397,425

------------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of stock price appreciation set by the SEC of five percent and ten percent compounded annually from the date the respective options were granted. Actual gains, if any, are dependent on the performance of the Common Stock. There can be no assurance that the amounts reflected will be achieved.

(2) These options vest in full on February 26, 2007 so long as the applicable option holder is employed by the Company or one of its subsidiaries as of the respective date. The vesting of such options will be accelerated upon a change in control of the Company or in accordance with the following schedule in the event that the last reported sale price of the Common Stock on the Nasdaq National Market (the "Closing Price") reaches the following thresholds and remains at or above such thresholds each day for a period of one calendar month: (i) 33.3% of the options will vest at a Closing Price of $18.00 per share, (ii) 66.66% of the options will vest at a Closing Price of $24.00 per share and (iii) 100% of the options will vest at a Closing Price of $30.00 per share.

(3) These options vest in full on May 15, 2007 so long as the applicable option holder is employed by the Company or one of its subsidiaries as of the respective date. The vesting of such options will be accelerated in the same manner as the options which are described in footnote 2 above.

(4) These options were granted in Fiscal Year 1998, but reflect bonuses earned in Fiscal Year 1997. These options vested in full on March 31, 1998.

        Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options exercised in 1997 and the value of options held at the end of 1997 by the Named Executive Officers.


               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                       FISCAL YEAR-END 1997 OPTION VALUES

                                                                                   NUMBER OF
                                                                                  SECURITIES             VALUE OF
                                                                                  UNDERLYING            UNEXERCISED
                                                                                  UNEXERCISED          IN-THE-MONEY
                                                                                    OPTIONS               OPTIONS
                                                                                   AT FISCAL             AT FISCAL
                                            SHARES                               YEAR-END (#)          YEAR-END ($)
                                          ACQUIRED ON           VALUE            EXERCISABLE/          EXERCISABLE/
NAME                                     EXERCISE (#)       REALIZED ($)         UNEXERCISABLE       UNEXERCISABLE(1)
----------------------                  ---------------    --------------      -----------------     -----------------

Mitchell Eisenberg, M.D........             26,956          $331,424(2)        10,000/170,000        $ 62,500/$980,337
Valerio J. Toyos, M.D., M.B.A..                  0                 0             3,400/25,000        $ 31,450/$197,175
Lewis D. Gold, M.D.............             26,956          $331,424(2)         6,667/118,333        $ 41,669/$682,067
Gilbert L. Drozdow, M.D.,
  M.B.A........................              4,314          $ 51,693(3)              0/66,078        $      0/$422,146
Jay A. Martus, Esq.............                  0                  0           12,939/68,235        $186,580/$453,250
Michael F. Schundler...........                  0                  0          10,000/145,000        $ 92,500/$599,106

------------------

(1) Based on $15.00 per share, the price of the last reported trade of the Common Stock on the National Market on December 31, 1997.

(2) Based on $12.875 per share, the price of the last reported trade of the Common Stock on the Nasdaq National Market on November 28, 1997, the date the options were exercised.

(3) Based on $12.56 per share, the price of the last reported trade of the Common Stock on the Nasdaq National Market on December 23,1997, the date the options were exercised.


EXECUTIVE INCENTIVE PLAN

        The Company has established an Executive Incentive Plan (the "Incentive Plan") pursuant to which the Compensation Committee has the discretion to determine those officers and key employees of the Company who will be eligible for bonuses if certain financial and business objectives are achieved. The formula for determining bonuses under the Incentive Plan is established annually by the Compensation Committee. The Compensation Committee bases these formulas upon the achievement of financial goals (such as earnings per share, specified revenue levels, maintenance of positive cash flow or addition of economic value) and business objectives. The Compensation Committee may change formulas during a particular year and may, from time to time, designate additional employees as participants in the Incentive Plan. The terms of the Incentive Plan may be amended by the Board of Directors at any time.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

        The Company has entered into employment agreements with each of Drs. Eisenberg, Gold, Toyos and Drozdow and Messrs. Martus and Schundler. Dr. Toyos held the position of Vice President Primary Care Services until December 31, 1997 and remains employed with the Company under the terms of such employment agreement in the position of Panel Services Director. The term of each of the agreements with Drs. Eisenberg, Gold and Drozdow and Mr. Martus ends on December 31, 1999. The term of the agreement with Mr. Schundler ends on June 30, 2001. Thereafter each agreement is renewable for a one-year term. The term of the agreement with Dr. Toyos ends on June 5, 2000.

        The agreements with Drs. Eisenberg and Gold may be terminated (i) by the Company without cause (as defined in the agreements) upon 30 days written notice, (ii) upon the death or permanent disability of the executive, and (iii) by the executive upon the occurrence of certain events including the failure of the Company to pay the executive's salary or provide certain benefits to which the executive is entitled, certain relocations of the Company's offices, and a material breach of the employment agreement by the Company. The employment agreements provide for a continuation of base salary and certain benefits for a period of one year following any such termination, as well as the pro rata portion of any bonus to which the executive would otherwise have been entitled if such executive had remained employed by the Company for the remainder of the calendar year of his termination. Each employment agreement also provides for termination upon mutual consent, for cause, and by the executive upon 90 days' written notice (60 days' notice following certain reductions in medical malpractice liability insurance), in which event the Company has no further obligation to the executive other than the obligations to pay accrued but unpaid salary, provide certain continuing medical malpractice insurance coverage and make salary payments pursuant to a non-competition provision in the employment agreement, as described below. Each agreement also requires the Company to continue to provide each of Drs.
Eisenberg and Gold with medical malpractice insurance coverage for claims arising during the term of the agreement, to the extent the executive was covered prior to his termination, for a period of two years from the date of termination for any reason other than by the executive following specified reductions in insurance coverage by the Company. Each of Drs. Eisenberg and Gold are subject to certain restrictions on competition with the Company for a period of three years following termination of such executive's employment for any reason, provided that the Company continues to pay such executives their salaries during such three year period.

        The agreements with Dr. Drozdow and Messrs. Schundler and Martus may be terminated (i) by the Company without cause (as defined in the agreements) upon 30 days written notice, (ii) upon the death or permanent disability of the executive, and (iii) by the executive upon the occurrence of certain events including the failure of the Company to pay the executive's salary or to provide certain benefits to which the executive is entitled, certain relocations of the Company's offices, and material breach of the employment agreement by the Company. The employment agreements provide for a continuation of base salary and certain benefits for a period of six months following any such termination. Each employment agreement also provides for termination upon mutual consent, for cause, and by the executive upon 90 days' written notice (60 days' notice following certain reductions in medical malpractice liability insurance in the case of Dr. Drozdow), in which event the Company has no further obligation to the executive other than the payment of accrued but unpaid salary. The agreement with Dr. Drozdow also requires the Company to continue to provide Dr. Drozdow with medical malpractice insurance coverage for claims arising during the term of the agreement, to the extent Dr. Drozdow was covered prior to his termination, for a period of two years from the date of termination for any reason other than by Dr. Drozdow following specified reductions in insurance coverage by the Company. Each of Dr. Drozdow and Messrs. Martus and Schundler are subject to certain restrictions on competition with the Company for a period of one year following termination of such executive's employment for any reason.

        The agreement with Dr. Toyos may be terminated by the Company (i) upon the death or permanent disability of Dr. Toyos, and (ii) for cause (as defined in the agreement) upon 30 days written notice. In the event of termination pursuant to either of those provisions, the Company has no further obligation to Dr. Toyos other than the obligation to pay accrued but unpaid salary. The agreement may be terminated by Dr. Toyos upon 30 days written notice if the Company fails to perform its obligations under the agreement, in which event the Company has no further obligation to Dr. Toyos other than the obligation to pay accrued but unpaid salary. The agreement requires the Company to continue to provide Dr. Toyos with medical malpractice insurance coverage for claims arising during the term of the agreement, to the extent Dr. Toyos was covered prior to his termination, for a period of four years from the date of termination. Dr. Toyos is subject to certain restrictions on competition with the Company for a period of one year following termination of his employment; provided, however, that if the agreement expires pursuant to its terms on the anticipated expiration date, the restrictions on competition do not apply to Dr. Toyos unless the Company agrees to pay Dr. Toyos the sum of $250,000 within 30 days of such expiration.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company's executive compensation is determined by the Compensation Committee of the Company's Board of Directors, which consists of Drs. Eisenberg and Natkow and Mrs. Hopping. Dr. Eisenberg serves as Chief Executive Officer of the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 31, 1998 (except as noted below) certain information regarding the beneficial ownership of Common Stock by
(i) each person or "group" (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the Named Executive Officers, (iii) each director and nominee for director of the Company and (iv) all directors and executive officers of the Company as a group (nine (9) persons). Except as otherwise indicated, each person listed below has sole voting and investment power over the shares of Common Stock shown as beneficially owned.


                                                      NUMBER OF SHARES                          PERCENT OF
NAME                                                 BENEFICIALLY OWNED                       COMMON STOCK(1)
----                                                 ------------------                       ---------------

TA Associates, Inc.
   125 High Street
   Boston, MA 02110..............................       1,890,882(2)                              23.1%
Chestnut Investors
   c/o MVP Ventures
   45 Milk Street
   Boston, MA 02109..............................         213,339(3)                               2.6
NationsBank Investment Corporation
   c/o NationsBank Leveraged Capital
   NationsBank Corporate Center, 10th Floor
   100 North Tryon Street
   Charlotte, North Carolina 28202-4006..........         438,695(4)                               5.4
Kaufmann Fund, Inc.
  140 E. 45th Street, 43rd Floor
  New York, New York  10017......................         900,000(5)                              11.0
Kenneth J. Trimmer
  6228 Castle Pines Drive
  Plano, TX  75093...............................         446,040                                  5.4
Mitchell Eisenberg...............................         248,041(6)                               3.0
Valerio J. Toyos  ...............................          41,400(7)                               *
Lewis D. Gold     ...............................         199,659(8)                               2.4
Gilbert L. Drozdow...............................          77,459(9)                               *
Jay A. Martus     ...............................         53,721(10)                               *
Michael F. Schundler.............................         61,700(11)                               *
Henry E. Golembesky..............................         11,667(12)                               *
Neil A. Natkow    ...............................         30,667(13)                               *
Jamie Hopping     ...............................          2,500(14)                               *
All directors and executive officers
as a group (9 persons)...........................        726,814                                   8.6

----------------------------

*       Less than one percent

(1) The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying the options held by such person or entity that are exercisable within 60 days of March 1, 1998, but excludes shares of Common Stock underlying options held by any other person.

(2) Includes 1,031,130 shares owned by Advent VII L.P., 526,099 shares owned by Advent Atlantic and Pacific II L.P., 103,105 shares owned by Advent New York L.P., 210,456 shares owned by Advent Industrial II Limited Partnership, and 20,029 shares owned by TA Venture Investors Limited Partnership.

(3) Includes 105,189 shares owned by Chestnut III Limited Partnership and 100,521 shares owned by Chestnut Capital International III Limited Partnership.

(4) Includes 296,638 shares of Non-voting Common which are convertible into Common Stock at the option of NationsBank Investment Corporation upon the occurrence of certain events. As a result, NationsBank Investment Corporation may be deemed to beneficially own the number of shares of Common Stock into which the shares of Class A Common Stock so held are convertible.







(5) The indicated ownership is as of February 18, 1998 and is based solely on a Schedule 13G provided by this entity to the Company.

(6) Includes 151,015 shares owned by the Eisenberg Family Limited Partnership, a Florida limited partnership. Dr. Eisenberg acts as the sole general partner of this limited partnership and exercises sole voting and investment power with respect to such shares. Also includes 570 shares owned by Dr. Eisenberg's wife, of which shares Dr. Eisenberg disclaims beneficial ownership. Also includes 30,000 currently vested options and 10,000 options which vest within 60 days of March 31, 1998.

(7)     Includes 20,000 currently vested options.

(8) Includes 107,870 shares owned by the Gold Family Limited Partnership, Ltd., a Florida limited partnership. Dr. Gold acts as the sole general partner of this limited partnership and exercises sole voting and investment power with respect to such shares. Also includes 32,000 shares owned by Dr. Gold's wife, of which shares Dr. Gold disclaims beneficial ownership. Also includes 24,167 currently vested options and 6,666 options which vest within 60 days of March 31, 1998.

(9) Includes 43,145 shares owned by the Drozdow Family Limited Partnership, a Florida limited partnership. Drozdow Family GP Corp., a Florida corporation owned by Dr. Drozdow and his wife as tenants by the entireties, is the general partner of this limited partnership. Dr. Drozdow, in his capacity as the sole director and officer of the general partner of the limited partnership, exercises sole voting and investment power with respect to such shares. Includes 30,000 currently vested options.

(10)    Includes 42,939 currently vested options.

(11)    Includes 27,500 currently vested options.

(12) Includes 10,000 currently vested options and 1,667 options which vest within 60 days of March 31, 1998.

(13) Includes 1,000 shares owned by Dr. Natkow's wife and minor children, of which shares Dr. Natkow disclaims beneficial ownership. Also includes 5,834 currently vested options and 833 options which vest within 60 days of March 31, 1998.

(14)    Represents 2,500 currently vested options.



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHERIDAN MEDICAL HEALTHCORP, P.C.

        As a result of certain prohibitions on the practice of medicine by business corporations in New York, Sheridan Medical Healthcorp, P.C. ("Sheridan-NY") was organized under the laws of the State of New York on October 28, 1993. Dr. Drozdow is the only stockholder of Sheridan-NY. The Company has maintained an affiliation with Sheridan-NY through a management services agreement pursuant to which the Company provides all physician management services to the physicians affiliated with Sheridan-NY in exchange for a management fee. During 1997, the Company received approximately $2,753,000 in fees from Sheridan-NY under this agreement.

SHERIDAN HEALTHCARE OF TEXAS, P.A.

        As a result of certain prohibitions on the practice of medicine by business corporations in Texas, Sheridan Healthcare of Texas, P.A. ("Sheridan-Texas") was organized under the laws of the State of Texas on August 18, 1995. Dr. Drozdow is the only stockholder of Sheridan-Texas. The Company has entered into a management services agreement with Sheridan-Texas pursuant to which the Company provides all physician management services to the physicians affiliated with Sheridan-Texas in exchange for a management fee. During 1997, the Company received approximately $47,000 in fees from Sheridan-Texas under this arrangement.

SHERIDAN HEALTHCARE OF CALIFORNIA MEDICAL GROUP, INC.

        As a result of certain prohibitions on the practice of medicine by business corporations in California, Sheridan Healthcare of California Medical Group, Inc. ("Sheridan-California") was organized under the laws of the state of California on August 18, 1995. Dr. Drozdow is the only stockholder of Sheridan-California.

SHERIDAN CHILDREN'S HEALTHCARE SERVICES OF PENNSYLVANIA, P.C.

        The Company also maintains an affiliation with Sheridan Children's Healthcare Services of Pennsylvania, P.C. ("Sheridan Children's"), under which Sheridan Children's provides certain physician management services to the Company. Sheridan Children's is also wholly-owned by Dr. Drozdow. The Company provided management services to Sheridan Children's during 1997, but the management fees were deferred.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sheridan Healthcare, Inc.

Date: April 30, 1998                             By:    /s/ Michael F. Schundler
                                                        ------------------------
                                                        Michael F. Schundler
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                           Title                     Date

/s/ Mitchell Eisenberg, M.D.      Chairman of the Board of,       April 30, 1998
----------------------------      Directors, President and
Mitchell Eisenberg, M.D.          Chief Executive Officer
                                  (Principal Executive Officer)



/s/ Lewis D. Gold, M.D.           Executive Vice President        April 30, 1998
-------------------------         Director
Lewis D. Gold


/s/ Henry E. Golembesky, M.D.     Director                        April 30, 1998
-----------------------------
Henry E. Golembesky, M.D.

/s/ Jamie Hopping                 Director                        April 30, 1998
-----------------------------
Jamie Hopping

/s/ Neil A. Natkow, D.O.          Director                        April 30, 1998
-----------------------------
Neil A. Natkow, D.O.

/s/ Michael F. Schundler          Chief Financial Officer         April 30, 1998
-----------------------------     (Principal Financial and
Michael F. Schundler              Accounting Officer)