Form 10-Q
period 1998-03-31
SHERIDAN HEALTHCARE INC
filed 1998-05-15
CIK 946489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended March 31, 1998

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

As of May 1, 1998, there were 7,910,712 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements


                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                       March 31,    December 31,
                                                                                         1998           1997
                                                                                    -------------   -------------
                                                                                      (unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents.....................................................   $         874   $         427
   Accounts receivable, net of allowances........................................          23,212          21,588
   Income tax refunds receivable.................................................             239           1,280
   Deferred income taxes.........................................................           1,318           1,417
   Other current assets..........................................................           2,591           2,814
                                                                                    -------------   -------------
     Total current assets........................................................          28,234          27,526
Property and equipment, net of accumulated depreciation..........................           3,610           3,538
Goodwill, net of accumulated amortization........................................          91,024          54,168
Intangible assets, net of accumulated amortization...............................           1,664           1,803
                                                                                    -------------   -------------
       Total assets..............................................................   $     124,532   $      87,035
                                                                                    =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         542   $         591
   Amounts due for acquisitions..................................................             493             527
   Accrued salaries and benefits.................................................           1,973           2,686
   Self-insurance accruals.......................................................           3,964           3,973
   Refunds payable...............................................................           2,890           2,674
   Accrued physician incentives..................................................             327             744
   Other accrued expenses........................................................           2,484           2,235
   Current portion of long-term debt.............................................             447             446
                                                                                    -------------   -------------
     Total current liabilities...................................................          13,120          13,876
Long-term debt, net of current portion...........................................          46,621          29,833
Amounts due for acquisitions.....................................................           1,851           1,976
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---             ---
   Common stock, par value $.01; 21,000 shares authorized:
     Voting; 7,901 and 6,509 shares issued and outstanding.......................              79              66
     Class A non-voting;  297 shares issued and outstanding......................               3               3
   Additional paid-in capital....................................................          81,530          61,352
   Excess purchase price distributed to management stockholders..................          (7,541)         (7,541)
   Accumulated deficit...........................................................         (11,131)        (12,530)
                                                                                    -------------   -------------
     Total stockholders' equity .................................................          62,940          41,350
                                                                                    -------------   -------------
       Total liabilities and stockholders' equity................................   $     124,532   $      87,035
                                                                                    =============   =============






                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         1998             1997
                                                                                    -------------   -------------

Net revenue......................................................................   $      27,675   $      22,979
Operating expenses:
   Direct facility expenses......................................................          19,131          16,073
   Provision for bad debts.......................................................           1,309             925
   Salaries and benefits.........................................................           1,893           1,830
   General and administrative....................................................             977           1,120
   Amortization..................................................................             716             437
   Depreciation..................................................................             201             143
                                                                                    -------------   -------------
     Total operating expenses....................................................          24,227          20,528
                                                                                    -------------   -------------
Operating income.................................................................           3,448           2,451
Interest expense.................................................................             881             601
                                                                                    -------------   -------------
Income before income taxes.......................................................           2,567           1,850
Income tax expense...............................................................           1,168             662
                                                                                    -------------   -------------
Net income.......................................................................   $       1,399   $       1,188
                                                                                    =============   =============

Net income per share
   Basic.........................................................................   $         .19   $         .18
   Diluted.......................................................................             .18             .17
Weighted average shares of common stock and
   common stock equivalents outstanding
   Basic.........................................................................           7,439           6,715
   Diluted.......................................................................           7,859           6,897























                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        1998            1997
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income....................................................................   $       1,399   $       1,188
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................             716             437
     Depreciation................................................................             201             143
     Provision for bad debts.....................................................           1,309             925
     Deferred income taxes.......................................................              99            (207)
   Changes in operating assets and liabilities:
     Accounts receivable.........................................................          (2,933)         (2,727)
     Other current assets........................................................           1,264             605
     Other assets................................................................              80            (519)
     Accounts payable............................................................             (49)             84
     Other accrued expenses......................................................            (674)         (1,178)
                                                                                    -------------   -------------
       Net cash provided by (used in) operating activities.......................           1,412          (1,249)
                                                                                    -------------   -------------
Cash flows from investing activities:
   Acquisitions of physician practices...........................................            (130)           (135)
   Investment in management agreements...........................................         (17,377)         (3,203)
   Sale of physician practices...................................................             ---             ---
   Capital expenditures..........................................................            (273)           (162)
                                                                                    -------------   -------------
       Net cash (used) in investing activities...................................         (17,780)         (3,500)
                                                                                    -------------   -------------
Cash flows from financing activities:
   Borrowings on long-term debt..................................................          16,936           5,618
   Payments on long-term debt....................................................            (176)           (869)
   Exercise of employee stock options............................................              55             ---
                                                                                    -------------   -------------
       Net cash provided by financing activities.................................          16,815           4,749
                                                                                    -------------   -------------
Increase in cash and cash equivalents............................................             447             ---
Cash and cash equivalents:
   Beginning of period...........................................................             427             ---
                                                                                    -------------   -------------
   End of period.................................................................   $         874   $         ---
                                                                                    =============   =============
















                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)


(1)  Basis of presentation
     ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at March 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) Principles of consolidation
    ---------------------------

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

The Company is following the controlling financial interest provisions of EITF Issue 97-2 in its determination of whether the operations of an affiliated physician practice qualify for consolidation.

(3)  Goodwill
     --------

Approximately $28.4 million of the total amount of goodwill, net of accumulated amortization, at March 31, 1998 is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets.

The remaining $62.6 million of the total amount of goodwill at March 31, 1998 is related to several acquisitions of physician practices, and investments in management agreements with physician practices accounted for as purchases, which were completed from September 1994 to March 1998, some of which are included in the transactions discussed in Note 6 below. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of certain practices in managing health care services delivered under capitated arrangements, contracts with third-party payors, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition including the term of the management services agreement and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)  Intangible assets
     -----------------

Intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor and deferred loan costs. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from three to seven years.

(5)  Amounts due for acquisitions
     ----------------------------

Amounts due for acquisitions includes obligations to the former stockholders of certain office-based physician practices acquired by the Company. These amounts are being paid over the terms of the employment agreements between the Company and the former stockholders, which range from three to five years. It also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later.

(6)  Acquisitions and divestitures
     -----------------------------

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


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     1998         1997
                                                                                  -----------  -----------
                                                                                   (in thousands, except
                                                                                       per share data)
         Pro Forma Results of Operations:
         Net revenue..........................................................    $    28,849  $    28,664
         Income before income taxes...........................................          2,939        2,942
         Net income ..........................................................          1,624        1,790
         Net income per share - basic.........................................           0.20         0.22
         Net income per share - diluted.......................................           0.19         0.22

During the period from February 1997 through April 1997 the Company sold a primary care office location and two rheumatology practices which generated approximately $875,000 in net revenue for the year ended December 31, 1997.

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective April 1, 1998 the Company completed the sale of a primary care practice with two office locations. The practices generated approximately $8.2 million in net revenue for the year ended December 31, 1997 and approximately $1.9 million for the quarter ended March 31, 1998.

(7)   Long-term debt
      --------------

Long-term debt consists of the following (in thousands):

                                                                                     March 31,     December 31,
                                                                                       1998            1997
                                                                                    -----------    --------
         Revolving credit facility, maturing in December 2000,
           secured by substantially all assets of the Company....................   $    45,900    $    29,000
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 2001..................         1,168          1,279
                                                                                    -----------    -----------
            Total................................................................        47,068         30,279
         Less current portion....................................................          (447)          (446)
                                                                                    -----------    -----------
             Long-term debt......................................................   $    46,621    $    29,833
                                                                                    ===========    ===========

On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. On December 17, 1997 the Company amended its existing revolving credit facility which increased the amount available from $35 million to $50 million. There are no principal payments due under the new credit facility until the maturity date of December 2000. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of March 31, 1998. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $4.1 million at March 31, 1998.

On April 30, 1998 the Company further amended its revolving credit facility which increased the amount available from $50 million to $75 million. This amendment included the syndication of the credit facility with a group of banks led by NationsBank, N.A. There are no principal payments due under the new credit facility until the maturity date of April 30, 2001.

(8)  Income taxes
     ------------

The Company's income tax expense was reduced by a loss carryforward from the prior year for the three months ended March 31, 1997. Without the loss carryforward, income tax expense for the three months ended March 31, 1997 would have been approximately $870,000. The Company had an unused loss carryforward of approximately $1.6 million for book purposes as of March 31, 1997. The tax effect of the loss carryforward from 1996 was allocated evenly among all four quarters in the year ending December 31, 1997. The Company had net deferred tax assets at March 31, 1998, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)  Litigation
     ----------

In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and intends to continue to vigorously defend against it and also believes the lawsuit's ultimate resolution will not have a material adverse impact on the financial position of the Company.

(10)  Recent accounting pronouncements
      --------------------------------

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

(11)  Earnings per share
      ------------------

Reconciliation of Basic EPS Factors to Diluted EPS Factors:

                                                                                          March 31,
                                                                                  ------------------------
                                                                                       1998        1997
                                                                                  -----------  -----------
            Weighted average common shares outstanding
              for basic earnings per share...............................               7,439        6,715
            Impact of dilutive employee stock options....................                 420          182
                                                                                  -----------  -----------
            Weighted average of shares of
              common stock equivalents for
              diluted earnings per share.................................               7,859        6,897
                                                                                  ===========  ===========


                            SHERIDAN HEALTHCARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock option activity during the three months ended March 31, 1998 was as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                           Number      Exercise
                                                                                         of Shares       Price
                                                                                        -----------    ---------

         Balance, December 31, 1997.................................................        937,084    $    7.91
         Exercised..................................................................         (8,833)        6.37
         Granted during period......................................................        297,675        14.25
         Forfeited during period....................................................        (12,600)        7.95
                                                                                        -----------
         Balance, March 31, 1998....................................................      1,213,326    $    9.48
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

GENERAL

The Company is a physician practice management company which employs or manages specialist physicians providing services at hospitals and ambulatory surgical facilities in the areas of anesthesia, neonatology, pediatrics, obstetrics and emergency services and owns and operates, or manages, office-based obstetrical, general surgical, gynecologic-oncology, pain management, perinatology and primary care practices. The Company derives substantially all of its revenue from the medical services provided by the physicians who are employed by the Company or whose practices are managed by the Company. The Company generates revenue from its specialist physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis. In addition, several hospitals at which the Company provides specialist physician services pay subsidies to the Company to supplement revenue from billings to third-party payors. The Company generates revenue from its office-based physician services pursuant to various payment arrangements, including shared-risk capitation arrangements, fee-for-service or discounted fee-for-service arrangements and other capitation arrangements.

The Company's objective is to expand its business by increasing the number of hospitals and other health care facilities at which it provides specialist physician services, providing physician services in additional specialties to existing hospital customers and acquiring or managing additional physician practices. One of the Company's key strategies is to create integrated networks providing women's and children's healthcare services, consisting of both hospital-based and office-based physicians in various complementary specialties that support the Company's hospital customers. As of April 30, 1998, the Company employed, or managed the practices of, approximately 241 physicians practicing under 52 specialty service contracts with 35 health care facilities and at 24 office locations.

The Company made several acquisitions of physician practices and entered into several long-term management agreements with physician practices, during the period from March 1997 to March 1998, as described in Note 6 to the accompanying consolidated financial statements. These transactions were accounted for as purchases and accordingly, the operations of each acquired practice, or the operations under each management agreement, are included in the Company's consolidated financial statements beginning on each respective date of acquisition, or the effective date of the management agreement, as applicable. The Company also sold certain physician practices during the period from February 1997 to December 1997, as described in Note 6 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           -------------------
                                                                                            1998        1997
                                                                                           --------   --------
                                                                                             (in thousands,
                                                                                         except per share data)

      Net revenue..................................................................          100.0%       100.0%
      Operating expenses:
           Direct facility expenses................................................           69.1         69.9
           Provision for bad debts.................................................            4.7          4.0
           Salaries and benefits...................................................            6.8          8.0
           General and administrative..............................................            3.5          4.9
           Amortization............................................................            2.6          1.9
           Depreciation............................................................            0.7          0.6
                                                                                         ---------     --------
                Total operating expenses...........................................           87.4         89.3
                                                                                         ---------     --------
      Operating income.............................................................           12.6%        10.7%
                                                                                         =========     ========


Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

Net revenue was $27.7 million in 1998 compared to $23.0 million in 1997, an increase of $4.7 million or 20.4%. Of this increase, $1.6 million was due to the acquisition of two hospital-based physician practices during the first quarter of 1998, $2.1 million was due to the acquisition of several office-based practices during the past year and $1.0 million was due to the addition of several new contracts for hospital-based services during the past year.

Direct facility expenses increased $3.0 million, or 19%, from $16.1 million in 1997 to $19.1 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses corresponds to the increase in net revenue as noted above. Direct facility expenses as a percentage of net revenue decreased slightly from 69.9% in 1997 to 69.1% in 1998.

The provision for bad debts increased $384,000, or 41.5%, from $925,000 in 1997 to $1,309,000 in 1998. This increase was due to a 20.4% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 4.5% in 1997 to 4.7% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from office-based practices with a concentration of fee-for-service revenue rather than capitation revenue. Capitated practices do not incur bad debt expense.

Salaries and benefits increased $63,000, or 3.4%, from $1.8 million in 1997 to $1.9 million in 1998. Salaries and benefits includes salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The increase in salaries and benefits was due to an increase in personnel used to support the growth in the Company's hospital-based contracts. As a percentage of net revenue, salaries and benefits decreased from 8.0% in 1997 to 6.8% in 1998.

General and administrative expense decreased $143,000, or 12.8%, from $1.1 million in 1997 to $1.0 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense. As a percentage of net revenue, general and administrative expense decreased from 4.9% in 1997 to 3.5% in 1998.

Amortization expense increased $279,000, or 63.8%, from $437,000 in 1997 to $716,000 in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to March 1998, which are included in the transactions discussed in
Note 6 to the accompanying consolidated financial statements.

Operating income increased $997,000, or 40.7%, from $2.5 million in 1997 to $3.4 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.7% in 1997 to 12.6% in 1998. This increase was due to the fact net revenue increased at a greater rate than salaries and benefits or general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the three months ended March 31, 1998 were to finance investments in management agreements with physician practices ($17.5 million) and to finance increases in accounts receivable ($1.6 million). The Company met its cash needs during this period primarily from its net income plus non-cash expenses (amortization, depreciation and deferred income taxes) ($2.4 million), and net borrowings on long-term debt ($16.9 million).

On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. On December 17, 1997, the Company amended its existing revolving credit facility with NationsBank, which increased the total revolving credit commitment from $35 million to $50 million which was further amended on April 30, 1998 to increase the total revolving credit commitment from $50 million to $75 million. This amendment included the syndication of the revolving credit facility with a group of seven banks led by NationsBank. The credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of May 12, 1998, the applicable margin was 1.88%. The Company is also required to pay a commitment fee on a quarterly basis based on the unused portion of the total commitment. The fee ranges from 0.25% to 0.50% and is subject to quarterly adjustments based on a leverage ratio defined in the credit agreement. There are no principal payments due under the amended credit facility until the maturity date of April 30, 2001.

The outstanding balance under the credit facility increased from $29.0 million at December 31, 1997 to $45.9 million at March 31, 1998 primarily due to investments in management agreements in 1998, as discussed above. The amount that can be borrowed under the new credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at March 31, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $4.1 million at March 31, 1998. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of the Company's lenders must be obtained, in order to use the credit facility to finance acquisitions of physician practices or investments in management agreements. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions or investments in management agreements.

In November 1997, the Company issued approximately 14,000 shares of its common stock as partial consideration for an acquisition of an office-based general surgical practice completed in November 1997. During the period from January 1998 to March 1998 the Company completed four transactions with physician practices for consideration of approximately $17.2 million in cash and the issuance of approximately 1,384,000 shares of the Company's common stock.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions.

On April 20, 1998 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for a public offering of up to 1,000,000 newly issued shares of the Company's common stock. The registration statement relating to these securities has not yet become effective. All the shares are being offered by the Company and Pacific Growth Equities, Inc. is acting as the Company's placement agent in connection with the offering.

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

Net cash provided by operating activities increased by $2.7 million from 1997 to 1998. This increase was due to several factors, the largest of which was an increase of net income plus non-cash expenses (amortization, depreciation and deferred income taxes) which increased from $1.6 million in 1997 to $2.4 million in 1998.

Net cash used by investing activities increased from $3.5 million in 1997 to $17.8 million in 1998. This increase was primarily due to an increase in cash used for physician practice acquisitions and investments in management agreements from $3.3 million in 1997 to $17.5 million in 1998.

Net cash provided by financing activities increased from $4.7 million in 1997 to $16.8 million in 1998. This increase was primarily due to an increase in net borrowings under the Company's revolving credit facility from $5.6 million in 1997 to $16.9 million in 1998, which is related to the increase in cash used for physician practice acquisitions and investments in management agreements.

PART II.  OTHER INFORMATION
          -----------------

Item 1:  Legal Proceedings

                From time to time, the Company is party to various claims, suits, and complaints. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         SALES OF UNREGISTERED SECURITIES
         --------------------------------

         During the period from January 1, 1998 to March 31, 1998, the Company issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

                  (1) On January 9, 1998, the Company issued an aggregate of 172,816 shares of common stock to the former stockholders of a physician practice in consideration for the acquisition of such practice by the Company.

                  (2) On January 28,  1998,  the Company  issued an aggregate of
         287,304 shares of common stock to the former stockholders of a physician practice in consideration for the acquisition of such practice by the Company.

                  (3) On March 4, 1998, the Company issued an aggregate of 885,000 shares of common stock to the former stockholders of a physician practice and a related party in consideration for the acquisition of such practice by the Company.

                  (4) On March 6, 1998, the Company issued on aggregate of 38,593 shares of common stock to the former stockholder and an employee of a physician practice in consideration for the acquisition of such practice by the Company.

Item 6:  Exhibits and Reports on Form 8-K

            (a) The following exhibits are filed as part of this report:

Exhibit
Number                                      Description
-------                                     -----------


10.1 Investment and Stockholders' Agreement, by and among the Company and Rafael D. Arango, M.D., Stuart J. Leaderman, M.D., Eduardo H. Marti, M.D., Charles Merson, M.D., Ramiro Rodriguez, M.D., Tirso
               J. Rojas, M.D., Laurence Skolnik, M.D., and Joaquin C. Taranco, M.D., dated as of January 9, 1998.

10.2 Investment and Stockholders' Agreement, by and among the Company and Jeffrey L. Buchalter, M.D., Kurt A. Krueger, M.D., Davie E. Fairleigh, M.D., and Ruben B. Timmons, M.D., dated as of January 28, 1998.

10.3 Investment and Stockholers' Agreement, by and among the Company and Michael R. Cavenee, M.D., and Kenneth J. Trimmer, M.D., dated as of March 4, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 19, 1998).

10.4 Investment and Stockholders' Agreement, by and between the Com pany and Nord Capital Group, Inc., dated as of March 4, 1998.

10.5 Investment and Stockholders' Agreement, by and among the Company, Staffan R. B. Nordqvist, M.D., and Laurel A. King, M.D., dated as of March 6, 1998.

27             Financial Data Schedule (for SEC use only).

         (b) (i) A report on Form 8-K was filed on March 19, 1998 to report a material acquisition completed on March 4, 1998.

              (ii) A report on  Form  8-K/A   was  filed  on  April 16,  1998 to
                  amend a report on Form 8-K which was filed on March 19, 1998 to report a material acquisition completed on March 4, 1998. The Form 8-K/A includes Item 7.(a), the financial statements of businesses acquired, and Item 7.(b), the pro forma financial information, both of which were not included in the Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SHERIDAN HEALTHCARE, INC.
                                  (Registrant)





Date:   May 15, 1998                           By: /s/ Michael F. Schundler
                                                   -----------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)