Form 10-Q
period 1998-06-30
SHERIDAN HEALTHCARE INC
filed 1998-08-14
CIK 946489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934


                  For the quarterly period ended June 30, 1998


[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the transition period from      to
                                                                 ----    ----


                         ******************************


                         Commission File Number 0-26260


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

As of August 1, 1998, there were 7,954,580 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements


                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                    -------------   -------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $       1,203   $         427
   Accounts receivable, net of allowances........................................          24,131          21,588
   Income tax refunds receivable.................................................             645           1,280
   Deferred income taxes.........................................................             323           1,417
   Other current assets..........................................................           2,405           2,814
                                                                                    -------------   -------------
     Total current assets........................................................          28,707          27,526
Property and equipment, net of accumulated depreciation..........................           3,358           3,538
Intangible assets net of accumulated amortization................................          91,531          54,168
Other intangible assets, net of accumulated amortization.........................           1,557           1,803
Other assets.....................................................................           3,854             ---
                                                                                    -------------   -------------
       Total assets..............................................................   $     129,007   $      87,035
                                                                                    =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         625   $         591
   Amounts due for acquisitions..................................................             446             527
   Accrued salaries and benefits.................................................           2,940           2,686
   Self-insurance accruals.......................................................           4,158           3,973
   Refunds payable...............................................................           3,507           2,674
   Accrued physician incentives..................................................             212             744
   Other accrued expenses........................................................           1,927           2,235
   Current portion of long-term debt.............................................             445             446
                                                                                    -------------   -------------
     Total current liabilities...................................................          14,260          13,876
Long-term debt, net of current portion...........................................          47,913          29,833
Amounts due for acquisitions.....................................................           1,737           1,976
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---             ---
   Common stock, par value $.01; 21,000 shares authorized:
     Voting; 7,955 and 6,509 shares issued and outstanding.......................              79              66
     Class A non-voting;  297 shares issued and outstanding......................               3               3
   Additional paid-in capital....................................................          74,518          53,811
   Accumulated deficit...........................................................          (9,503)        (12,530)
                                                                                    -------------   -------------
     Total stockholders' equity .................................................          65,097          41,350
                                                                                    -------------   -------------
       Total liabilities and stockholders' equity................................   $     129,007   $      87,035
                                                                                    =============   =============









                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                         1998           1997
                                                                                    -------------   -------------

Revenue:
   Patient service revenue.......................................................   $      26,947   $      23,371
   Management fees...............................................................             870             882
                                                                                    -------------   -------------
     Total net revenue...........................................................          27,817          24,253
                                                                                    -------------   -------------
Operating expenses:
   Direct facility expenses......................................................          18,405          17,010
   Provision for bad debts.......................................................           1,401             950
   Salaries and benefits.........................................................           1,867           1,893
   General and administrative....................................................           1,099           1,289
   Amortization..................................................................             894             475
   Depreciation..................................................................             188             153
                                                                                    -------------   -------------
     Total operating expenses....................................................          23,854          21,770
                                                                                    -------------   -------------
Operating income.................................................................           3,963           2,483
Interest expense.................................................................           1,029             583
                                                                                    -------------   -------------
Income before income taxes.......................................................           2,934           1,900
Income tax expense...............................................................           1,306             668
                                                                                    -------------   -------------
Net income.......................................................................   $       1,628   $       1,232
                                                                                    =============   =============

Net income per share
   Basic.........................................................................   $         .20   $         .18
   Diluted.......................................................................             .19             .18
Weighted average shares of common stock and
   common stock equivalents outstanding
   Basic.........................................................................           8,206           6,715
   Diluted.......................................................................           8,605           6,932





















                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         1998           1997
                                                                                    -------------   -------------

Revenue:
   Patient service revenue.......................................................   $      53,804   $      45,686
   Management fees...............................................................           1,688           1,546
                                                                                    -------------   -------------
     Total net revenue...........................................................          55,492          47,232
                                                                                    -------------   -------------
Operating expenses:
   Direct facility expenses......................................................          37,536          33,083
   Provision for bad debts.......................................................           2,710           1,875
   Salaries and benefits.........................................................           3,760           3,723
   General and administrative....................................................           2,076           2,409
   Amortization..................................................................           1,610             912
   Depreciation..................................................................             389             296
                                                                                    -------------   -------------
     Total operating expenses....................................................          48,081          42,298
                                                                                    -------------   -------------
Operating income.................................................................           7,411           4,934
Interest expense.................................................................           1,910           1,184
                                                                                    -------------   -------------
Income before income taxes.......................................................           5,501           3,750
Income tax expense...............................................................           2,474           1,330
                                                                                    -------------   -------------
Net income.......................................................................   $       3,027   $       2,420
                                                                                    =============   =============

Net income per share
   Basic.........................................................................   $         .39   $         .36
   Diluted.......................................................................             .37             .35
Weighted average shares of common stock and
   common stock equivalents outstanding
   Basic.........................................................................           7,825           6,715
   Diluted.......................................................................           8,240           6,910






















                             See accompanying notes


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        1998            1997
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income....................................................................   $       3,027   $       2,420
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................           1,610             912
     Depreciation................................................................             389             296
     Provision for bad debts.....................................................           2,710           1,875
     Deferred income taxes.......................................................           1,094            (414)
   Changes in operating assets and liabilities:
     Accounts receivable.........................................................          (5,387)         (4,622)
     Other current assets........................................................             734             258
     Other assets................................................................             106            (524)
     Accounts payable............................................................             (46)            141
     Other accrued expenses......................................................            (337)          1,265
                                                                                    -------------   -------------
       Net cash provided by operating activities.................................           3,900           1,607
                                                                                    -------------   -------------
Cash flows from investing activities:
   Investment in management agreements and
     acquisitions of physician practices.........................................         (20,709)         (6,531)
   Sale of physician practices...................................................              25           3,282
   Capital expenditures..........................................................            (524)           (382)
                                                                                    -------------   -------------
       Net cash (used) in investing activities...................................         (21,208)         (3,631)
                                                                                    -------------   -------------
Cash flows from financing activities:
   Borrowings on long-term debt..................................................          18,300           3,018
   Payments on long-term debt....................................................            (282)           (994)
   Exercise of employee stock options............................................              66             ---
                                                                                    -------------   -------------
       Net cash provided by financing activities.................................          18,084           2,024
                                                                                    -------------   -------------
Increase in cash and cash equivalents............................................             776             ---
Cash and cash equivalents:
   Beginning of period...........................................................             427             ---
                                                                                    -------------   -------------
   End of period.................................................................   $       1,203   $         ---
                                                                                    =============   =============

















                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at June 30, 1998, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)  PRINCIPLES OF CONSOLIDATION
     ---------------------------

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and other entities in which the Company has a controlling financial interest.

In November 1997, the Emerging Issues Task Force ("EITF") reached a consensus on when a physician practice management company ("PPM") has established a controlling financial interest in a physician practice through a contractual management service agreement ("MSA"). A controlling financial interest must exist in order for a PPM to consolidate the operations of an affiliated physician practice. The consensus is addressed in EITF Issue 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities".

The Company is following the controlling financial interest provisions of EITF Issue 97-2 in its determination of whether the operations of an affiliated physician practice qualify for consolidation. The Company's controlling financial interest is demonstrated by means other than direct record ownership of voting stock based on the provisions of its purchase agreements, voting trust agreements or management agreements with these entities.

In accordance with EITF Issue 97-2, the Company's consolidated financial statements include three practices that are affiliates of the Company, (the "Affiliates"), Sheridan Medical Healthcorp, P.C., Sheridan Healthcare of Texas, P.A. and Sheridan Children's Healthcare Services of Pennsylvania, P.C. Each of these affiliates is owned by Gilbert Drozdow, as a nominee shareholder, who is an executive officer and stockholder of the Company. These entities have long-term management agreements with the Company whose terms demonstrate a controlling financial interest by the Company. The practices provide hospital-based physician services to four hospitals and have been included in the Company's consolidated financial statements since the date of their inception.

In addition, the Company's consolidated financial statements also include nine office-based practices and one hospital-based practice with which the Company has long-term management agreements and purchase option agreements whose terms also demonstrate a controlling financial interest, (the "Consolidating Practices"). These agreements entered into during 1997 and 1998 have been accounted for in the Company's consolidated financial statements in accordance with EITF 97-2 and have been included in the Company's consolidated financial statements since the date of their acquisition.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company provides management services to a neonatology practice and a pain management practice which entered into long-term management agreements with the Company in December 1997 and February 1998, respectively. The Company also provided management services to a primary care practice whose agreement was terminated in December 1997 and to a primary care practice whose agreement was terminated in April 1998, respectively. The Company does not have a controlling financial interest in these practices. These management agreements are included in the Company's consolidated financial statements only to the extent of management fees earned and expenses incurred by the Company.

The table below sets forth the components of the Company's net revenue:

                                          Three Months Ended                      Six Months Ended
                                             June 30,                                 June 30,
                              --------------------------------------   -------------------------------------
                                     1998                1997                1998                1997
                              -----------------   ------------------   ----------------    -----------------
                                 Total      %        Total      %        Total      %        Total      %
                              --------- -------   ---------   ------   --------  ------    ---------  ------

The Company.................  $  18,088    65.0% $   18,811     77.6%  $ 40,251     72.5%  $  38,048    80.6%
Affiliates..................      3,255    11.7       3,131     12.9      6,146     11.1       6,021    12.7
Consolidating Practices.....      5,604    20.1       1,429      5.9      7,407     13.3       1,617     3.4
                              --------- -------   --------- --------   -------- --------   --------- -------
   Patient service revenue..     26,947    96.8      23,371     96.4     53,804     96.9      45,686    96.7
                              --------- -------   --------- --------   -------- --------   --------- -------
Management fees.............        870     3.2         882      3.6      1,688      3.1       1,546     3.3
                              --------- -------   --------- --------   -------- --------   --------- -------
     Total..................  $  27,817    100.0% $  24,253    100.0%  $ 55,492    100.0%  $  47,232   100.0%
                              ========= ========  ========= ========   ======== =========  ========= ========

(3)  INTANGIBLE ASSETS
     -----------------

The Company acquires or affiliates with physician practices through the acquisition of their net assets, the acquisition of their stock or the acquisition of an option to acquire their stock concurrent with the execution of a long-term management services agreement. In each of these transactions the
Company allocates the purchase price to the tangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to intangible assets as goodwill when the Company acquires the net assets or outstanding stock of a physician practice and to intangible assets as the cost of obtaining the management services agreement when the Company enters into a long-term management services agreement and purchases the option to acquire the outstanding stock of a physician practice.

Approximately $28.2 million of the total amount of intangible assets, net of accumulated amortization, at June 30, 1998, is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets and is being amortized on a straight-line basis over 40 years.

Approximately $14.3 million of the total amount of intangible assets is goodwill, net of accumulated amortization, at June 30, 1998, related to several acquisitions of physician practices by the Company and its Predecessor. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 10 to 25 years.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Approximately $49.0 million of the total amount of intangible assets represents the cost of obtaining management services agreements, net of accumulated amortization, at June 30, 1998. The cost of obtaining management services agreements with practices is related to the general reputation of the practices in the communities they serve, contracts with third-party payors, relationships between the physicians and their patients, patient lists, the Company's ability to integrate the practice into its existing network of hospital-based and office-based practices and the term and enforceability of the management services agreement. The Company evaluates the underlying facts and circumstances related to each agreement and establishes an appropriate amortization period related to the cost of obtaining the agreement The cost of obtaining management services agreements entered into during 1997 is being amortized over the term of the agreements which range from 20 to 40 years. The cost of obtaining management services agreements entered into during 1998 is being amortized over the shorter of the term of the agreement or 25 years.

The Components of the Company's intangible assets segregated by amortization period are as follows:

PHYSICIAN PRACTICE ACQUISITIONS AND AFFILIATIONS:

                             Amortization                Original                  Balance
                                Period                    Amount                June 30, 1998
                             ------------            ----------------         ----------------
                               10 years              $          1,319         $          1,060
                               20 years                         3,016                    2,318
                               25 years                        52,355                   51,522
                               30 years                         2,844                    2,717
                               40 years                         5,875                    5,727
                                                     ----------------         ----------------
                               Sub-Total                       65,409                   63,344
                                                     ----------------         ----------------

PREDECESSOR ACQUISITION:

                               40 years                        30,960                   28,187
                                                     ----------------         ----------------
                                 Total               $         96,369         $         91,531
                                                     ================         ================

The weighted average amortization period of the Company's intangible assets is approximately 26 years, excluding the goodwill which arose from the acquisition of the Predecessor by the Company, and approximately 31 years for all intangible assets of the Company.

The Securities and Exchange Commission (the "SEC"), has recently provided guidance in regards to the appropriate amortization periods to be used in connection with the amortization of intangible assets within the physician practice management industry. The guidance provided has caused several companies within the industry that were amortizing intangible assets over periods in excess of 25 years to prospectively change the amortization period of their intangible assets to 25 years. This change in estimate has resulted in an increase in the amortization expense reported by those companies. The Company has entered into discussions with the SEC regarding the amortization periods of its intangible assets. A significant change in the estimated useful lives of certain intangible assets of the Company could have an adverse impact on its future net income and reported earnings per share. Such an accounting change, if made, would have no impact on the Company's cash flow or operations nor would it reflect a change in management's estimate of the value and expected duration of such intangible assets.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(4)  OTHER INTANGIBLE ASSETS
     -----------------------

Other intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the Company's acquisition of the Predecessor, identified intangible assets acquired concurrent with transactions with physician practices and deferred loan costs. These other intangible assets are being amortized over the lives of the underlying assets or agreements, which range from three to seven years.

(5)  OTHER ASSETS
     ------------

Other assets consist primarily of notes receivable entered into in connection with the sale of certain physician practices during 1997 and 1998. The notes receivable have maturity dates ranging from December 1999 to April 2003 and bear interest at annual rates that range from 7.5% to 9.0%.

(6)  AMOUNTS DUE FOR ACQUISITIONS
     ----------------------------

Amounts due for acquisitions include obligations to the former stockholders of certain physician practices acquired by the Company. The obligations to former stockholders arose at the time of acquisition as a result of negotiation between the Company and the former stockholders who desired ongoing compensation in excess of a reasonable market rate for their physician services. These payments are being made to former stockholders who are employed by the Company over the terms of their employment agreements with the Company which range from three to five years. These payments cease upon termination of the physician's employment with the Company. Amounts due for acquisitions also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later. These termination benefits were an obligation of the practice prior to acquisition by the Company and were included as part of the purchase price allocation at the time of acquisition.

(7)  ACQUISITIONS AND DIVESTITURES
     -----------------------------

During the period from March 1997 to December 1997, the Company purchased options to acquire five office-based physician practices and one hospital-based physician practice for an aggregate of $10.8 million in cash and approximately 14,000 shares of the Company's common stock which had a value of approximately $170,000 on the date of acquisition. During the period from January 1998 to June 1998 the Company completed nine transactions with physician practices for aggregate consideration of approximately $41.4 million of which approximately $20.7 million was paid in cash and approximately $20.7 million was paid through the issuance of approximately 1,428,000 shares of the Company's common stock. The table below summarizes the components of consideration paid in connection with the transactions completed in 1998 (in thousands):

                                          Cash            Shares           Value of           Total
                        Date              Paid            Issued            Shares        Consideration
                  --------------    ---------------   --------------   ----------------  ---------------

                  January 1998      $         5,750               173  $          2,525  $         8,275
                  February 1998               5,936               287             3,878            9,814
                  March 1998                  1,650                39               566            2,216
                  March 1998                  4,195               885            13,167           17,362
                  May-June 1998               3,175                44               519            3,694
                                    ---------------   ---------------  ----------------  ---------------
                                    $        20,706             1,428  $         20,655  $        41,361
                                    ===============   ===============  ================  ===============

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Each of these transactions was completed as an acquisition of a practice's net assets, an acquisition of a practice's stock or through the acquisition of an option to acquire the practice's stock concurrent with the execution of a long-term management services agreement. Acquisitions and transactions with practices in which the Company established a controlling financial interest are accounted for as purchases and accordingly, the operations of each acquired or managed practice are included in the Company's consolidated financial statements beginning on each respective date of acquisition, or the effective date of the management agreement, as applicable. The operations under management agreements entered into with the practices in which the Company does not have a controlling financial interest are included in the Company's consolidated financial statements beginning on the date of each agreement. In each transaction, the consideration was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $38.9 million of the aggregate consideration was allocated to the cost of management services agreements which is being amortized over 25 years and $2.6 million was allocated to goodwill which is also being amortized over 25 years.

The value of the Company's common stock issued in connection with each transaction is based on the closing market price for the Company's common stock on the date each transaction is completed. In connection with the issuance of the Company's common stock as consideration for the acquisition of certain physician practices, the Company is obligated to make additional payments to the sellers of the practices which are contingent on the market price of the Company's common stock upon a specified date following the date of the transaction. In most cases, the Company has the option to satisfy the contingent obligation by either making an additional cash payment or by the issuance of additional shares of the Company's common stock. If required, additional payments would be accounted for as additional purchase price and increase recorded goodwill. Such shares have been excluded from the calculation of diluted earnings per share because of management's ability to fund the additional purchase price, if any, through cash payments rather the issuance of additional shares.

The following table summarizes the pro forma consolidated results of operations of the Company as though the transactions with physician practices that were accounted for as purchases, as discussed above, had occurred at the beginning of the period presented. The pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if these acquisitions had actually occurred at the beginning of the period presented, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
                                                                (in thousands, except per share data)
         PRO FORMA RESULTS OF OPERATIONS:
         Net revenue of the Company................  $    28,608     $    30,509    $    58,345    $    59,289
         Income before income taxes................        3,044           2,720          6,022          5,654
         Net income................................        1,689           1,530          3,326          3,453
         Net income per share - basic..............          .20             .19            .41            .44
         Net income per share - diluted............          .20             .18            .39            .43

During the period from February 1997 through December 1997 the Company sold two primary care office locations and two rheumatology practices. Effective April 1, 1998 the Company completed the sale of a primary care practice with two office locations. The office-based practices sold during 1997 and 1998 generated approximately $1.9 million and $5.7 million in net revenue for the six months ended June 30, 1998 and 1997, respectively and $2.4 million for the three months ended June 30, 1997. The practices sold did not generate significant operating income for those periods.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(8)  LONG-TERM DEBT
     --------------

Long-term debt consists of the following (in thousands):

                                                                                     June 30,      December 31,
                                                                                       1998            1997
                                                                                    -----------    ------------
         Revolving credit facility, maturing in April 2001,
           secured by substantially all assets of the Company....................   $    47,300    $     29,000
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 2001..................         1,058           1,279
                                                                                    -----------    ------------
            Total................................................................        48,358          30,279
         Less current portion....................................................          (445)           (446)
                                                                                    -----------    ------------
             Long-term debt......................................................   $    47,913    $     29,833
                                                                                    ===========    ============

On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. On December 17, 1997 the Company amended its existing revolving credit facility which increased the amount available from $35 million to $50 million. On April 30, 1998 the Company further amended its revolving credit facility which increased the amount available from $50 million to $75 million. This amendment included the syndication of the credit facility with a group of banks led by NationsBank, N.A. There are no principal payments due under the new credit facility until the maturity date of April 30, 2001. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of June 30, 1998. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $27.7 million at June 30, 1998.

(9)  INCOME TAXES
     ------------

The Company's income tax expense was reduced by a loss carryforward from the prior year for the three months and six months ended June 30, 1997. Without the loss carryforward, income tax expense for the three months and six months ended June 30, 1997 would have been approximately $875,000 and $1,750,000, respectively. The Company had an unused loss carryforward of approximately $1.1 million for book purposes as of June 30, 1997. The tax effect of the loss carryforward from 1996 was allocated evenly among all four quarters in the year ending December 31, 1997. The Company had net deferred tax assets at June 30, 1998, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

(10)  LITIGATION
      ----------

In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The litigants are presently engaged in the course of discovery. The Company intends to continue to vigorously defend against the lawsuit and also believes the lawsuit's ultimate resolution and ongoing fees incurred as defense costs will not have a material adverse impact on the financial position, operations and cash flow of the Company.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(11)  RECENT ACCOUNTING DEVELOPMENTS
      ------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), which was adopted in the first quarter of fiscal 1998. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation as comprehensive income is equal to net income.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS No. 132") which is effective for fiscal years ending after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement obligations of those plans. The Company does not believe the adoption of SFAS No. 132 will have a significant impact on its financial statement disclosures.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"). SOP 98-5 requires all non-governmental entities to expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. The Company does not believe the adoption of SOP 98-5 will have a significant impact on the Consolidated Statements of Operations.

(12)  EARNINGS PER SHARE
      ------------------

Reconciliation of Basic EPS Factors to Diluted EPS Factors:

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
                                                                           (in thousands)
         Weighted average commons shares
           outstanding for basic earnings per
           share ..................................        8,206           6,715          7,825          6,715
         Impact of dilutive employee stock
           options.................................          399             217            415            195
                                                     -----------     -----------    -----------    -----------
         Weighted average of shares of
            common stock equivalents for
           diluted earnings per share..............        8,605           6,932          8,240          6,910
                                                     ===========     ===========    ===========    ===========

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(13)  STOCK OPTIONS
      -------------

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

Stock option activity during the six months ended June 30, 1998 was as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                           Number      Exercise
                                                                                          of Shares      Price
                                                                                        ------------   ---------

         Balance, December 31, 1997.................................................         937,084    $   7.91
         Exercised..................................................................         (18,247)       3.59
         Granted during period......................................................         497,675       14.80
         Forfeited during period....................................................         (14,300)       7.72
                                                                                        ------------    --------
         Balance, June 30, 1998.....................................................       1,402,212    $  10.42
                                                                                        ============    ========

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors, in addition to other information set forth herein and identified in the Company's Form 10-K for fiscal 1997 under "Business" and elsewhere therein, that might cause such a difference include the following: fluctuation in the volume of services delivered by the Company's affiliated physicians, changes in reimbursement rates for those services from third party payors including government sponsored healthcare programs, uncertainty about the ability to collect the appropriate fees for those services, the loss of significant hospital or third-party payer relationships, the ability to recruit and retain qualified physicians, changes in the number of patients using the Company's physician services and legislated changes to the Company's structural relationships with its physicians and practices.

GENERAL

The Company  provides  physician  services  to  hospitals,  ambulatory  surgical facilities  and in  office-based  settings  in a variety of medical  specialties including anesthesia, emergency medicine, general surgery, gynecology, infertility, neonatology, obstetrics, pediatrics, perinatology and primary care. The Company also provides management services to physician practices that employ physicians practicing in generally the same medical specialties as the Company's physicians. The Company derives its revenue from the medical services provided by the physicians who are employed by the Company and from management fees earned from the managed practices. For the six months ended June 30, 1998, approximately 97% of the Company's net revenue was derived from physician services and approximately 3% of the Company's net revenue was generated under management services agreements. References to physician services provided by the Company include services performed by physicians employed by the Company and services provided by physicians in whose practices the Company has a controlling financial interest (the "Consolidated Practices"). The financial results of the Consolidated Practices are presented on a consolidated basis with those of the Company because the Company has a controlling financial interest in these practices based on the provisions of its purchase agreements, voting trust agreements or management agreements with these entities.

Three of the Consolidated Practices are affiliates of the Company, Sheridan Medical Healthcorp, P.C. ("Sheridan NY"), Sheridan Healthcare of Texas, P.A. ("Sheridan TX"), and Sheridan Children's Healthcare Services of Pennsylvania, P.C. ("Sheridan PA"). Each of these affiliates has entered into a long-term management agreement with the Company and is owned by Gilbert Drozdow, M.D. who is an executive officer and a stockholder of the Company. In addition, the Consolidated Practices include ten practices with which the Company executed long-term management agreements and purchase option agreements from March 1997 through June 1998. One of these practices is located in Texas, the remainder are located in Florida.

The Company generates revenue from its physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis, through subsidies paid by hospitals to supplement billing from third party payors and pursuant to capitation arrangements, which included shared-risk capitation arrangements with managed care organizations until April 1, 1998. The Company generates management services revenue from managed practices through a variety of reimbursement arrangements. Reimbursement terms under management agreements in place with unconsolidated practices during the first half of 1998 required the practice to pay the Company a management fee that was either based on a percentage of net revenues or based on expenses incurred by the Company plus a flat fee that does not fluctuate based on performance. Management fees that are based on a percentage of net revenue range from 35% to 65% and are not subject to adjustment.

In most of its arrangements with hospitals and ambulatory surgkical facilities, the Company is responsible for recruiting and employing physicians and other healthcare professionals who provide healthcare services at the facility. In addition, the Company provides a comprehensive range of support services, including contracting with third-party payors, billing and collections, malpractice risk management, quality assurance, and physician recruiting and credentialling. By entering into a contract with the Company, a hospital substantially reduces its responsibilities related to the contracted specialty, and eliminates the administrative burdens related to providing physician coverage, since the Company provides contracted services on a 24-hour a day, 365-day a year basis.

The Company provides management services to a neonatology practice and a pain management practice which entered into long-term management agreements with the Company in December 1997 and February 1998, respectively. The Company also provided management services to a primary care practice whose agreement was terminated in December 1997 and to a primary care practice whose agreement was terminated in April 1998.

In connection with a management services agreement, the Company typically manages all aspects of the practice other than the provision of medical services, which is controlled by the practice. The Company typically is responsible for all leases for office space and equipment, hires all non-clinical office personnel and provides comprehensive management services, including physician recruiting and credentialling, managed care contracting, malpractice risk management, utilization review, billing and collections, and management information systems. In exchange for these services, the practice pays the Company a management fee.

Transactions with acquired physician practices are accounted for as purchases. Transactions with managed physician practices whose agreements with the Company have terms that demonstrate a controlling financial interest by the Company are also accounted for as purchases. The operations of acquired and managed practices whose transactions are accounted for as purchases are included in the Company's financial statements beginning on each respective transaction date.

From January 1, 1997 to November 4, 1997 the Company entered into long-term management agreements with, and purchased options to acquire, four obstetrical practices and one general surgical practice at an aggregate cost of approximately $11 million in cash and 14,000 shares of the Company's common stock which had a value of approximately $170,000 on the date of closing.

In January 1998 and June 1998 the Company entered into long-term management agreements with, and purchased options to acquire, a hospital-based anesthesia practice and a neonatology practice, respectively, for approximately $6.9 million in cash and approximately 204,000 shares of the Company's common stock which had a value on the date of closing of approximately $2.9 million. During the period from January 6, 1998 through June 27, 1998 the Company completed two acquisitions of obstetrical practices and entered into long-term management agreements with and purchased options to acquire a perinatology practice, a gynecology-oncology practice, an infertility practice and a general surgical practice at an aggregate cost of $7.9 million in cash and 937,000 shares of the Company's common stock which had a value of approximately $13.9 million on the date of closing. The Company's consolidated financial statements include the operations of these practices from the date of their respective transaction.

In December 1997, the Company entered into a twenty-year management agreement with a hospital-based neonatology practice at a cost of $435,000. In addition, in February 1998 the Company executed a forty-year management agreement with a pain management practice at a cost of $5.9 million in cash and approximately 287,000 shares of the Company's common stock which had a value on the date of closing of approximately $3.9 million. The operations under management agreements entered into with the practices in which the Company does not have a controlling financial interest are included in the Company's consolidated financial statements beginning on the date of each agreement.

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

The Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The Company consolidated the remaining practices to be sold from five office locations into three office locations, which employ five primary care physicians. Two of these primary care office locations were sold in April 1998. In addition, as noted above, the Company has terminated two long-term management agreements with primary care practices entered into during 1996 that included five office locations and four physicians. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996. The office-based practices sold during 1997 and 1998 generated approximately $ 1.9 million and $5.7 million in net revenue for the six months ended June 30, 1998 and 1997, respectively and $2.4 million for the three months ended June 30, 1997. The practices sold did not generate significant operating income for those periods.

As a result of its change in strategic direction the Company has experienced a shift in the composition of its patient service revenue away from capitation arrangements. The primary care practices sold generated a substantial majority of the Company's capitation revenue during 1997 and the six months ended June 30, 1998.

Revenue under shared-risk capitation arrangements accounted for approximately 3.5% and 9.1% for six months ended June 30, 1998 and 1997, respectively, of the Company's net revenue. Under shared-risk capitation the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients. In each of the above fiscal periods amounts received from managed care organizations under shared-risk capitation arrangements exceeded the cost of services provided to patients under such arrangements. However, the profitability of the Company's shared-risk capitation arrangements had declined each year as a result of a decline in patients enrolled with the managed care organization and assigned to the Company's practices. The Company completed the sale of a two facility primary care practice on April 1, 1998 which eliminated all of the Company's shared-risk capitation revenue.

As a result of the 1994 Acquisition and several transactions with physician practices completed by the Company and its Predecessor, intangible assets constitute a substantial percentage of the total assets of the Company, and the Company's results of operations include substantial expenses for amortization of these intangible assets. Intangible assets are the excess of the purchase price of acquired businesses or cost of management services agreements over the fair value of the net assets acquired (which net assets include any other separately identifiable intangible assets). As of June 30, 1998, the Company's total assets were approximately $129.0 million, of which approximately $91.5 million, or 71.0%, were intangible assets. Of the total intangible assets at June 30, 1998, $28.2 million is related to the 1994 Acquisition, and $63.3 million is related to several transactions with physician practices completed by the Predecessor and the Company.

The goodwill included in intangible assets that is related to the 1994 Acquisition represents the going concern value of the Company, which consists of the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Since these assets are believed by the Company to have useful lives of an indefinite length, and the Company is not aware of any facts or circumstances that would limit the useful lives of these assets, this goodwill is being amortized over 40 years. The Company also acquired other intangible assets as part of the 1994 Acquisition, including the value of the Company's physician employee workforce, management team, non-physician employee workforce and computer software. These other intangible assets have been capitalized separately from goodwill and are being amortized over their estimated useful lives, which range from five to seven years.

The goodwill included in intangible assets that is related to the acquisitions of physician practices also represents the going concern value of those practices. However, since the going concern value of an individual physician practice, or a small group practice, is subject to a higher degree of risk than the Company as a whole and may be more adversely affected by changes in the health care industry, this goodwill is being amortized over shorter periods ranging from 10 to 25 years.

The cost of long-term management services agreements included in intangible assets that is related to the acquisition of options to acquire physician practices and the simultaneous execution of management agreements with the practices represents the going concern value of those management agreements. The going concern value of these long-term management services agreements is related to the general reputation of the practices in the communities they serve, contracts with third-party payors, relationships between the physicians and their patients, patient lists, the Company's ability to integrate the practice into its existing network of hospital-based and office-based practices and the term and enforceability of the management services agreement. This cost of management services agreements which were entered into during 1997 is being amortized over the terms of the management agreements which range from 20 to 40 years. The cost of management services agreements which were entered into during 1998 is being amortized over the shorter of the term of the management agreement or 25 years.

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

The Securities and Exchange Commission (the "SEC"), has recently provided guidance in regards to the appropriate amortization periods to be used in connection with the amortization of intangible assets within the physician practice management industry. The guidance provided has caused several companies within the industry that were amortizing intangible assets over periods in excess of 25 years to prospectively change the amortization period of their intangible assets to 25 years. This change in estimate has resulted in an increase in the amortization expense reported by those companies. The Company has entered into discussions with the SEC regarding the amortization periods of its intangible assets. A significant change in the estimated useful lives of certain intangible assets of the Company could have an adverse impact on its future net income and reported earnings per share. Such an accounting change, if made, would have no impact on the Company's cash flow or operations nor would it reflect a change in management's estimate of the value and expected duration of such intangible assets.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:


                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                   June 30,
                                                               ----------------------    ----------------------
                                                                 1998          1997         1998         1997
                                                               ---------    ---------    ---------     --------
                                                                              (in thousands)

      Revenue:
         Patient services revenue..........................         96.9%        96.4%        97.0%        96.7%
         Management fees...................................          3.1          3.6          3.0          3.3
                                                              ----------   ----------    ---------     --------
      Total net revenue....................................        100.0%       100.0%       100.0%       100.0%
      Operating expenses:
         Direct facility expenses..........................         66.2         70.2         67.6         70.1
         Provision for bad debts...........................          5.0          3.9          4.9          4.0
         Salaries and benefits.............................          6.7          7.8          6.8          7.9
         General and administrative........................          4.0          5.3          3.7          5.1
         Amortization......................................          3.2          2.0          2.9          1.9
         Depreciation......................................          0.7          0.6          0.7          0.6
                                                               ---------    ---------    ---------     --------
              Total operating expenses.....................         85.8         89.8         86.6         89.6
                                                               ---------    ---------    ---------     --------
      Operating income.....................................         14.2%        10.2%        13.4%        10.4%
                                                               =========    =========    =========     ========

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Patient service revenue was $26.9 million in 1998 compared to $23.4 million in 1997, an increase of $3.5 million or 15.0%. Of this increase, $1.5 million was due to the acquisition of a hospital-based physician practice during the first quarter of 1998, $900,000 was due to the acquisition of several office-based practices during the past year, $600,000 was due to the addition of new contracts for hospital-based services during the past year and $500,000 was due to same-store growth in revenue from the Company's hospital-based contracts. Management fees generated from management agreements with two hospital-based practices entered into in December 1997 and February 1998 offset management fees earned from two primary care practices whose agreements were terminated in December 1997 and April 1998.

Direct facility expenses increased $1.4 million, or 8.3%, from $17.0 million in 1997 to $18.4 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses corresponds to the increase in net revenue as noted above. Direct facility expenses as a percentage of net revenue decreased from 70.2% in 1997 to 66.2% in 1998. The decrease in the direct facility expense percentage is attributable to the Company's divestiture of its remaining shared risk capitation business which historically incurs a higher percentage of direct facility expenses compared to the Company's fee-for-service practices.

The provision for bad debts increased $451,000, or 47.5%, from $950,000 in 1997 to $1,401,000 in 1998. This increase was due to a 15.0% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 3.9% in 1997 to 5.0% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from office-based practices with a concentration of fee-for-service revenue rather than capitation revenue, which was substantially eliminated with the divestiture of two primary care locations in April 1998. Capitated practices do not incur bad debt expense.

Salaries and benefits decreased $26,000, or 1.4%. Salaries and benefits includes salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The decrease in salaries and benefits was due to a decrease in accrued incentive compensation. As a percentage of net revenue, salaries and benefits decreased from 7.8% in 1997 to 6.7% in 1998.

General and administrative expense decreased $190,000, or 14.6%, from $1.3 million in 1997 to $1.1 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense and a decrease in rent expense at the corporate office. As a percentage of net revenue, general and administrative expense decreased from 5.3% in 1997 to 4.0% in 1998.

Amortization expense increased $419,000, or 88.2%, from $475,000 in 1997 to $894,000 in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to June 1998, which are included in the transactions discussed in
Note 6 to the accompanying consolidated financial statements.

Operating income increased approximately $1.5 million, or 60.0%, from $2.5 million in 1997 to $4.0 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.2% in 1997 to 14.2% in 1998. This increase was due to the fact that net revenue increased at a greater rate than salaries and benefits or general and administrative expense and the reduction in the direct facility expense percentage from 70.2% in 1997 to 66.2% in 1998 as noted above.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Patient service revenue was $53.8 million in 1998 compared to $45.7 million in 1997, an increase of $8.1 million or 17.8%. Of this increase, $2.8 million was due to the acquisition of a hospital-based physician practice during the first quarter of 1998, $3.2 million was due to the acquisition of several office-based practices during the past year, $1.5 million was due to the addition of new contracts for hospital-based services during the past year and $600,000 was due to growth in revenue from the Company's same-store hospital-based contracts. Management fees increased from $1.55 million in 1997 to $1.7 million in 1998, an increase of approximately $150,000 or 9.7%. This increase was attributable to the execution of long-term management agreements with two hospital-based practices in December 1997 and February 1998, respectively, offset by the termination of management services agreements with two primary care practices in December 1997 and April 1998.

Direct facility expenses increased $4.4 million, or 13.3%, from $33.1 million in 1997 to $37.5 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses corresponds to the increase in net revenue as noted above. Direct facility expenses as a percentage of net revenue decreased from 70.1% in 1997 to 67.6% in 1998. The decrease in the direct facility expense percentage is attributable to the Company's divestiture of its remaining shared risk capitation business which historically incurs a higher percentage of direct facility expenses compared to the Company's fee-for-service practices.

The provision for bad debts increased $835,000, or 43.9%, from $1.9 million in 1997 to $2.7 million in 1998. This increase was due to a 17.8% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 4.0% in 1997 to 4.9% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from office-based practices with a concentration of fee-for-service revenue rather than capitation revenue. Capitated practices do not incur bad debt expense.

Salaries and benefits increased $37,000, or 1%, in 1998. Salaries and benefits include salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The increase in salaries and benefits was due to an increase in personnel used to support the growth in the Company's hospital-based contracts. As a percentage of net revenue, salaries and benefits decreased from 7.9% in 1997 to 6.8% in 1998.

General and administrative expense decreased $333,000, or 13.9%, from $2.4 million in 1997 to $2.1 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense and a decrease in rent expense at the Company's corporate office. As a percentage of net revenue, general and administrative expense decreased from 5.1% in 1997 to 3.7% in 1998.

Amortization expense increased $698,000, or 76.5%, from $912,000 in 1997 to $1,610,000 in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to June 1998, which are included in the transactions discussed in Note 6 to the accompanying consolidated financial statements.

Operating income increased $2.5 million, or 50.2%, from $4.9 million in 1997 to $7.4 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.4% in 1997 to 13.4% in 1998. This increase was due to the fact net revenue increased at a greater rate than salaries and benefits or general and administrative expense and the reduction in the direct facility expense percentage from 70.1% in 1997 to 67.6% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the six months ended June 30, 1998 were to finance acquisitions of physician practices and the cost of investments in management agreements with practices ($20.7 million) and to finance increases in accounts receivable ($2.7 million). The Company met its cash needs during this period primarily from its net income plus non-cash expenses (amortization, depreciation and deferred income taxes) ($6.1 million), and net borrowings on long-term debt ($18.3 million).

On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. On December 17, 1997, the Company amended its existing revolving credit facility with NationsBank, which increased the total revolving credit commitment from $35 million to $50 million which was further amended on April 30, 1998 to increase the total revolving credit commitment from $50 million to $75 million. This amendment included the syndication of the revolving credit facility with a group of seven banks led by NationsBank. The credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of August 1, 1998, the applicable margin was 1.88%. The Company is also required to pay a commitment fee on a quarterly basis based on the unused portion of the total commitment. The fee ranges from 0.25% to 0.50% and is subject to quarterly adjustments based on a leverage ratio defined in the credit agreement. There are no principal payments due under the amended credit facility until the maturity date of April 30, 2001.

The outstanding balance under the credit facility increased from $29.0 million at December 31, 1997 to $47.3 million at June 30, 1998 primarily due to acquisitions of, and investments in management agreements with, physician practices in 1998, as discussed above. The amount that can be borrowed under the new credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at June 30, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $27.7 million at June 30, 1998. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of the Company's lenders must be obtained, in order to use the credit facility to finance acquisitions of physician practices or investments in management agreements. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions or investments in management agreements.

In November 1997, the Company issued approximately 14,000 shares of its common stock as partial consideration for an acquisition of an office-based general surgical practice completed in November 1997. During the period from January 1998 to June 1998 the Company completed nine transactions with physician practices for consideration of approximately $20.7 million in cash and the issuance of approximately 1,428,000 shares of the Company's common stock.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net cash provided by operating activities increased by $2.3 million from 1997 to 1998. This increase was due to several factors, the largest of which was an increase of net income plus non-cash expenses (amortization, depreciation and deferred income taxes) which increased from $3.2 million in 1997 to $6.1 million in 1998.

Net cash used by investing activities increased from $3.6 million in 1997 to $21.2 million in 1998. This increase was primarily due to an increase in cash used for physician practice acquisitions and investments in management agreements from $6.5 million in 1997 to $20.7 million in 1998.

Net cash provided by financing activities increased from $2.0 million in 1997 to $18.1 million in 1998. This increase was primarily due to an increase in net borrowings under the Company's revolving credit facility from $3.0 million in 1997 to $18.3 million in 1998, which is related to the increase in cash used for physician practice acquisitions and investments in management agreements.

YEAR 2000 ISSUES

The Company has conducted a review of its computer systems to identify those systems that may be affected by the Year 2000 issue and has developed a plan to address the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

The Company's information systems have been internally developed and maintained for its hospital-based operations and developed and maintained by third-party vendors for its office-based operations and administrative support departments. Beginning in 1997 the Company's personnel began reprogramming the Company's internal systems for Year 2000 compliance. These modifications are expected to be complete by December 31, 1998. The Company has begun the process of standardizing the information systems used by its office-based practices. A single third-party product that is Year 2000 compliant has been selected for implementation in the Company's office-based practices throughout 1998 and 1999. Information systems used by the Company's administrative support departments are being upgraded during 1998 and 1999 to be Year 2000 compliant. The Company does not presently have a contingency plan to respond to the year 2000 issue if future events prevent it from completing its Year 2000 project on a timely basis.

The Company has employed additional personnel to support the Year 2000 project and incurred additional expense for software and hardware. The Company estimates that it will incur approximately $100,000 to $150,000 per year for the next two years in operating expenses and total capital expenditures of between $500,000 and $700,000 for the Year 2000 project. These expenditures will be funded through the Company's operating cash flow and its credit facility and are not expected to have a material adverse effect on the Company's results of operations or cash flow.

The costs of this effort and the date on which the Company believes it will complete its Year 2000 project are based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that those estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained and resources utilized in this area, the ability to locate and correct all relevant computer codes, reliance on third party payors to modify their systems to be Year 2000 compliant, and similar uncertainties.

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

Item 2.  Changes in Securities and Use of Proceeds

         Sales of Unregistered Securities
         --------------------------------

         During the period from April 1, 1998 to June 30, 1998, the Company issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

                  (1) On June 16, 1998, the Company issued 4,017 shares of common stock to the former stockholder of a physician practice in consideration for the assignment of provider agreements of such practice to the Company.

                  (2) On June 23, 1998, the Company issued 8,316 shares of common stock to the former stockholder of a physician practice in consideration for the acquisition of such practice by the Company.

                  (3) On June 26, 1998, the Company issued an aggregate of 31,536 shares of common stock to the former stockholders of a physician practice in consideration for the acquisition of such practice by the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

                The Company held its Annual Meeting of Stockholders on June 24, 1998. At the Annual Meeting, the Company's stockholders voted
                (i) to re-elect Mitchell Eisenberg, M.D. and Neil A. Natkow, D.O. to serve as Class III Directors of the Company until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve the potential issuance of shares of the Company's Common Stock in connection with the acquisition by the Company of an office-based perinatology physician practice (the"Perinatology Transaction"); and (iii) to approve an amendment to the Company's Second Amended and Restated 1995 Stock Option Plan to increase the total number of shares of common stock of the Company that may be issued thereunder from 1,350,000 to 1,750,000, each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.

          --------------------------

Item 4:  Submission of Matters to a Vote of Security Holders (cont'd)


                                                       ELECTION OF CLASS III DIRECTORS


               Nominee                        Votes in Favor         Votes Withheld        Broker Non-Votes
               -------                        --------------         --------------        ----------------

         Mitchell Eisenberg, M.D.                 6,683,808              123,000                  N/A
         Neil A. Natkow, D.O.                     6,683,808              123,000                  N/A


                                                APPROVAL OF POTENTIAL ISSUANCE OF
                                                    THE COMPANY'S COMMON STOCK
                                         IN CONNECTION WITH THE PERINATOLOGY TRANSACTION

             Votes in Favor                      Votes Against           Abstentions         Broker Non-Votes
             --------------                      -------------           -----------         ----------------

               5,396,926                             5,120                 2,800                 1,401,962

                                         APPROVAL OF AMENDMENT TO THE COMPANY'S SECOND
                                          AMENDED AND RESTATED 1995 STOCK OPTION PLAN

           Votes in Favor                      Votes Against           Abstentions         Broker Non-Votes
           --------------                      -------------           -----------         ----------------

               4,530,931                           861,113                12,802            1,401,962

Item 6:  Exhibits and Reports on Form 8-K

            (a) The following exhibits are filed as part of this report:

Exhibit
Number                                      Description
------                                      -----------

10.1 Investment and Stockholders' Agreement, by and among the Company and Odalis Sijin Engel, M.D., dated as of June 16, 1998.

10.2 Investment and Stockholders' Agreement, by and among the Company and Santiago H. Triana, M.D., dated as of June 23, 1998.

10.3 Investment and Stockholers' Agreement, by and among the Company and Felix Estrada, M.D., Jan Jeffries, M.D., and Andrew Kairalla, M.D. as of June 26, 1998.

27       Financial Data Schedule (for SEC use only).

         (b) A report on Form 8-K/A was filed on April 16, 1998 to amend a report on Form 8-K which was filed on March 19, 1998 to report a material acquisition completed on March 4, 1998. The Form 8-K/A includes Item 7.(a), the financial statements of businesses acquired, and Item 7.(b), the pro forma financial information, both of which were not included in the Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SHERIDAN HEALTHCARE, INC.
                                  (Registrant)





Date:    August 14, 1998                       By: /s/ Michael F. Schundler
     --------------------------                    ------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)