Form 10-Q
period 1998-09-30
SHERIDAN HEALTHCARE INC
filed 1998-11-12
CIK 946489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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

As of November 1, 1998, there were 7,766,580 shares of the Registrant's voting Common Stock, $.01 par value, outstanding and 296,638 shares of the Registrant's non-voting Class A Common Stock, $.01 par value, outstanding.

Part I:     Financial Information
Item 1:     Financial Statements


                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     September 30,  December 31,
                                                                                         1998           1997
                                                                                    -------------   -------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $         154   $         427
   Accounts receivable, net of allowances........................................          26,628          21,588
   Income tax refunds receivable.................................................             772           1,280
   Deferred income taxes.........................................................             ---           1,417
   Other current assets..........................................................           2,958           2,814
                                                                                    -------------   -------------
     Total current assets  ......................................................          30,512          27,526
Property and equipment, net of accumulated depreciation..........................           3,813           3,538
Intangible assets net of accumulated amortization................................          95,603          54,168
Other intangible assets, net of accumulated amortization.........................           1,599           1,803
Other assets.....................................................................           3,773             ---
                                                                                    -------------   -------------
       Total assets..............................................................   $     135,300   $      87,035
                                                                                    =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $         506   $         591
   Amounts due for acquisitions..................................................             543             527
   Accrued salaries and benefits.................................................           2,083           2,686
   Self-insurance accruals.......................................................           4,627           3,973
   Refunds payable...............................................................           3,520           2,674
   Accrued physician incentives..................................................             645             744
   Other accrued expenses........................................................           2,668           2,235
   Current portion of long-term debt.............................................             448             446
                                                                                    -------------   -------------
     Total current liabilities...................................................          15,040          13,876
Long-term debt, net of current portion...........................................          53,005          29,833
Amounts due for acquisitions.....................................................           1,358           1,976
Deferred income taxes............................................................           1,031             ---
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized, none issued.........             ---             ---
   Common stock, par value $.01; 21,000 shares authorized:
     Voting; 7,767 and 6,509 shares issued and outstanding.......................              78              66
     Class A non-voting;  297 shares issued and outstanding......................               3               3
   Additional paid-in capital....................................................          72,621          53,811
   Accumulated deficit...........................................................          (7,836)        (12,530)
                                                                                    -------------   -------------
     Total stockholders' equity .................................................          64,866          41,350
                                                                                    -------------   -------------
       Total liabilities and stockholders' equity................................   $     135,300   $      87,035
                                                                                    =============   =============







                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                         1998           1997
                                                                                    -------------   -------------

Revenue:
   Patient service revenue.......................................................   $      27,564   $      24,185
   Management fees...............................................................             861             811
                                                                                    -------------   -------------
     Total net revenue...........................................................          28,425          24,996
                                                                                    -------------   -------------
Operating expenses:
   Direct facility expenses......................................................          19,475          17,624
   Provision for bad debts.......................................................           1,417             975
   Salaries and benefits.........................................................           1,913           1,821
   General and administrative....................................................             998           1,246
   Amortization..................................................................             943             494
   Depreciation..................................................................             192             150
                                                                                    -------------   -------------
     Total operating expenses....................................................          24,938          22,310
                                                                                    -------------   -------------
Operating income.................................................................           3,487           2,686
Other (income) expense:
   Interest expense..............................................................           1,058             595
   Other income..................................................................            (549)            ---
                                                                                    -------------   -------------
     Total other expense.........................................................             509             595
                                                                                    -------------   -------------
Income before income taxes.......................................................           2,978           2,091
Income tax expense...............................................................           1,311             757
                                                                                    -------------   -------------
Net income.......................................................................   $       1,667   $       1,334
                                                                                    =============   =============

Net income per share
   Basic.........................................................................   $         .20   $         .20
   Diluted.......................................................................             .20             .19
Weighted average shares of common stock and
   common stock equivalents outstanding
   Basic.........................................................................           8,162           6,715
   Diluted.......................................................................           8,376           7,114















                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                         1998           1997
                                                                                    -------------   -------------

Revenue:
   Patient service revenue.......................................................   $      81,368   $      69,871
   Management fees...............................................................           2,549           2,357
                                                                                    -------------   -------------
     Total net revenue...........................................................          83,917          72,228
                                                                                    -------------   -------------
Operating expenses:
   Direct facility expenses......................................................          57,011          50,707
   Provision for bad debts.......................................................           4,127           2,850
   Salaries and benefits.........................................................           5,673           5,544
   General and administrative....................................................           3,074           3,655
   Amortization..................................................................           2,553           1,406
   Depreciation..................................................................             581             446
                                                                                    -------------   -------------
     Total operating expenses....................................................          73,019          64,608
                                                                                    -------------   -------------
Operating income.................................................................          10,898           7,620
Other (income) expense:
   Interest expense..............................................................           2,968           1,779
   Other income..................................................................            (549)            ---
                                                                                    -------------   -------------
     Total other expense.........................................................           2,419           1,779
                                                                                    -------------   -------------
Income before income taxes.......................................................           8,479           5,841
Income tax expense...............................................................           3,785           2,087
                                                                                    -------------   -------------
Net income.......................................................................   $       4,694   $       3,754
                                                                                    =============   =============

Net income per share
   Basic.........................................................................   $         .59   $         .56
   Diluted.......................................................................             .57             .54
Weighted average shares of common stock and
   common stock equivalents outstanding
   Basic.........................................................................           7,939           6,715
   Diluted.......................................................................           8,298           6,969



















                             See accompanying notes


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                        1998            1997
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income....................................................................   $       4,694   $      3,754
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization................................................................           2,553          1,406
     Depreciation................................................................             581            446
     Provision for bad debts.....................................................           4,127          2,850
     Deferred income taxes.......................................................           2,448           (621)
   Changes in operating assets and liabilities:
     Accounts receivable.........................................................          (8,792)        (6,654)
     Other current assets........................................................            (230)          (902)
     Other assets................................................................              72           (469)
     Accounts payable............................................................            (165)           (12)
     Other accrued expenses......................................................             183            267
                                                                                    -------------   ------------
       Net cash provided by operating activities.................................           5,471             65
                                                                                    -------------   ------------
Cash flows from investing activities:
   Investment in management agreements and
     acquisitions of physician practices.........................................         (26,193)        (8,992)
   Sale of physician practices...................................................              38          3,282
   Capital expenditures..........................................................            (848)          (573)
                                                                                    -------------   ------------
       Net cash (used) in investing activities...................................         (27,003)        (6,283)
                                                                                    -------------   ------------
Cash flows from financing activities:
   Borrowings on long-term debt..................................................          23,501          7,605
   Payments on long-term debt....................................................            (410)        (1,101)
   Treasury stock purchases......................................................          (1,898)           ---
   Exercise of employee stock options............................................              66            ---
                                                                                    -------------   ------------
       Net cash provided by financing activities.................................          21,259          6,504
                                                                                    -------------   ------------
Increase (decrease) in cash and cash equivalents.................................            (273)           286
Cash and cash equivalents:
   Beginning of period...........................................................             427            ---
                                                                                    -------------   ------------
   End of period.................................................................   $         154   $        286
                                                                                    =============   ============
















                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)


(1)  Basis of presentation
     ---------------------

The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position of the Company at September 30, 1998, and the consolidated results of its operations and its consolidated cash flows for the periods shown in the interim consolidated financial statements, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

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

In addition, the Company's consolidated financial statements also include eleven office-based practices and one hospital-based practice with which the Company has long-term management agreements and purchase option agreements whose terms also demonstrate a controlling financial interest, (the "Consolidating Practices"). These agreements, entered into during 1997 and 1998, have been accounted for in the Company's consolidated financial statements in accordance with EITF 97-2 and have been included in the Company's consolidated financial statements since the date of their acquisition.

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

The table below sets forth the components of the Company's net revenue:


                                          Three Months Ended                      Nine Months Ended
                                           September 30,                            September 30,
                              --------------------------------------   -------------------------------------
                                     1998                1997                1998                1997
                              -----------------   ------------------   ----------------    -----------------
                                 Total      %        Total      %        Total      %        Total      %

The Company.................  $  17,787    62.6%  $  19,168     76.7%  $ 55,331     65.9%  $  57,152    79.1%
Affiliates..................      3,141    11.1       3,058     12.3      9,287     11.1       9,073    12.6
Consolidating Practices.....      6,636    23.3       1,959      7.8     16,750     20.0       3,646     5.0
                              --------- -------   --------- --------   -------- --------   --------- -------
   Patient service revenue..     27,564    97.0      24,185     96.8     81,368     97.0      69,871    96.7
                              --------- -------   --------- --------   -------- --------   --------- -------
Management fees.............        861     3.0         811      3.2      2,549      3.0       2,357     3.3
                              --------- -------   --------- --------   -------- --------   --------- -------
     Total..................  $  28,425   100.0%  $  24,996    100.0%  $ 83,917    100.0%  $  72,228   100.0%
                              ========= =======   ========= ========   ======== ========   ========= =======

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

Approximately $28.0 million of the total amount of intangible assets, net of accumulated amortization, at September 30, 1998, is related to the Company's acquisition of Sheridan Healthcorp, Inc. (the "Predecessor") in November 1994. Such goodwill represents the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets and is being amortized on a straight-line basis over 40 years.

Approximately $16.8 million of the total amount of intangible assets is goodwill, net of accumulated amortization, at September 30, 1998, related to several acquisitions of physician practices by the Company and its Predecessor. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 20 to 25 years.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Approximately $50.8 million of the total amount of intangible assets represents the cost of obtaining management services agreements, net of accumulated amortization, at September 30, 1998. The cost of obtaining management services agreements with practices is related to the general reputation of the practices in the communities they serve, contracts with third-party payors, relationships between the physicians and their patients, patient lists, the Company's ability to integrate the practice into its existing network of hospital-based and office-based practices and the term and enforceability of the management services agreement. The Company evaluates the underlying facts and circumstances related to each agreement and establishes an appropriate amortization period related to the cost of obtaining the agreement. The cost of obtaining management services agreements is being amortized over the shorter of the term of the agreement or 25 years.

The Components of the Company's intangible assets segregated by amortization period are as follows:

Physician Practice Acquisitions and Affiliations:


                             Amortization                Original                  Balance
                                Period                    Amount             September 30, 1998
                             ------------            ----------------        ------------------

                               20 years                         3,016                    2,290
                               25 years                        66,878                   65,320
                                                     ----------------         ----------------
                               Sub-Total                       69,894                   67,610

Predecessor Acquisition:

                               40 years                        30,960                   27,993
                                                     ----------------         ----------------
                                 Total               $        100,854         $         95,603
                                                     ================         ================

The weighted average amortization period of the Company's intangible assets is approximately 25 years, excluding the goodwill which arose from the acquisition of the Predecessor by the Company, and approximately 31 years for all intangible assets of the Company.

The  SEC  has  recently   provided   guidance  in  regards  to  the  appropriate
amortization periods to be used in connection with the amortization of intangible assets within the physician practice management industry. The guidance provided has caused several companies within the industry that were amortizing intangible assets over periods in excess of 25 years to prospectively change the amortization period of their intangible assets to 25 years. This change in estimate has resulted in an increase in the amortization expense reported by those companies. The Company has entered into discussions with the SEC regarding the amortization periods of its intangible assets. A significant change in the estimated useful lives of certain intangible assets of the Company could have an adverse impact on its future net income and reported earnings per share. Such an accounting change, if made, would have no impact on the Company's cash flow or operations nor would it reflect a change in management's estimate of the value and expected duration of such intangible assets.

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

(7)  Acquisitions and divestitures
     -----------------------------

During the period from March 1997 to December 1997, the Company purchased options to acquire five office-based physician practices and one hospital-based physician practice for an aggregate of $10.8 million in cash and approximately 14,000 shares of the Company's common stock which had a value of approximately $170,000 on the date of acquisition. During the period from January 1998 to September 1998 the Company completed thirteen transactions with physician practices for aggregate consideration of approximately $46.0 million of which approximately $25.3 million was paid in cash and approximately $20.7 million was paid through the issuance of approximately 1,428,000 shares of the Company's common stock. The table below summarizes the components of consideration paid in connection with the transactions completed in 1998 (in thousands):


                                          Cash            Shares           Value of            Total
                      Date                Paid            Issued            Shares         Consideration
             --------------------   ---------------   ---------------  ----------------  ---------------

             January 1998           $         5,750               173  $          2,525  $         8,275
             February 1998                    5,936               287             3,878            9,814
             March 1998                       1,650                39               566            2,216
             March 1998                       4,195               885            13,167           17,362
             May-June 1998                    3,175                44               519            3,694
             July-September 1998              4,600               ---               ---            4,600
                                    ---------------   ---------------  ----------------  ---------------
                                    $        25,306             1,428  $         20,655  $        45,961
                                    ===============   ===============  ================  ===============

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Each of these transactions was completed as an acquisition of a practice's net assets, an acquisition of a practice's stock or through the acquisition of an option to acquire the practice's stock for a nominal amount concurrent with the execution of a long-term management services agreement. Acquisitions and transactions with practices in which the Company established a controlling financial interest are accounted for as purchases and accordingly, the operations of each acquired or managed practice are included in the Company's consolidated financial statements beginning on each respective date of acquisition, or the effective date of the management agreement, as applicable. The operations under management agreements entered into with the practices in which the Company does not have a controlling financial interest are included in the Company's consolidated financial statements beginning on the date of each agreement. In each transaction, the consideration was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $40.9 million of the aggregate consideration was allocated to the cost of management services agreements which is being amortized over 25 years and $5.2 million was allocated to goodwill which is also being amortized over 25 years.

The value of the Company's common stock issued in connection with each transaction is based on the closing market price for the Company's common stock on the date each transaction is completed. In connection with the issuance of the Company's common stock as consideration for the acquisition of certain physician practices, the Company is obligated to make additional payments to the sellers of the practices which are contingent on the market price of the Company's common stock upon a specified date following the date of the transaction. In most cases, the Company has the option to satisfy the contingent obligation by either making an additional cash payment or by the issuance of additional shares of the Company's common stock. If required, additional payments would be accounted for as additional purchase price and increase recorded goodwill or intangible assets. Such shares have been excluded from the calculation of diluted earnings per share because of management's ability to fund the additional purchase price, if any, through cash payments rather than the issuance of additional shares.

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


                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
                                                                (in thousands, except per share data)
         Pro Forma Results of Operations:
         Net revenue of the Company................  $    29,099     $    30,746    $    90,151    $    92,240
         Income before income taxes................        3,015           3,056          9,199          8,918
         Net income................................        1,681           1,860          5,077          5,411
         Net income per share - basic..............         0.21            0.24           0.62           0.69
         Net income per share - diluted............         0.20            0.23           0.59           0.67


During the period from February 1997 through December 1997 the Company sold two primary care office locations and two rheumatology practices. Effective April 1, 1998 the Company completed the sale of a primary care practice with two office locations. The office-based practices sold during 1997 and 1998 generated approximately $1.9 million and $7.8 million in net revenue for the nine months ended September 30, 1998 and 1997, respectively and $2.2 million for the three months ended September 30, 1997. The practices sold did not generate significant operating income for those periods.

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(8)  Long-term debt
     --------------

Long-term debt consists of the following (in thousands):

                                                                                    September 30,  December 31,
                                                                                       1998            1997
                                                                                    -----------    -----------
         Revolving credit facility, maturing in April 2001,
           secured by substantially all assets of the Company....................   $    52,500    $    29,000
         Capital lease obligations payable in various monthly
           installments, maturing at various dates through 2001..................           953          1,279
                                                                                    -----------    -----------
            Total................................................................        53,453         30,279
         Less current portion....................................................          (448)          (446)
                                                                                    -----------    -----------
             Long-term debt......................................................   $    53,005    $    29,833
                                                                                    ===========    ===========

On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. On December 17, 1997 the Company amended its existing revolving credit facility which increased the amount available from $35 million to $50 million. On April 30, 1998 the Company further amended its revolving credit facility which increased the amount available from $50 million to $75 million. This amendment included the syndication of the credit facility with a group of banks led by NationsBank, N.A. There are no principal payments due under the new credit facility until the maturity date of April 30, 2001. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of September 30, 1998. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at September 30, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $22.5 million at September 30, 1998.

(9)  Income taxes
     ------------

The Company's income tax expense was reduced by a loss carryforward from the prior year for the three months and nine months ended September 30, 1997. Without the loss carryforward, income tax expense for the three months and nine months ended September 30, 1997 would have been approximately $970,000 and $2.7 million, respectively. The Company had an unused loss carryforward of approximately $550,000 for book purposes as of September 30, 1997. The tax effect of the loss carryforward from 1996 was allocated evenly among all four quarters in the year ending December 31, 1997. The Company had net deferred tax liabilities at September 30, 1998, which represent the tax effect of differences between the tax basis and the financial reporting basis of assets and liabilities on the Company's balance sheet.

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

                            SHERIDAN HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(11)  Recent accounting developments
      ------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), which was adopted in the first quarter of fiscal 1998. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore the adoption of SFAS No. 130 did not have a significant impact on its financial statement presentation as comprehensive income is equal to net income.

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

(12)  Earnings per share
      ------------------

Reconciliation of Basic EPS Factors to Diluted EPS Factors:

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
                                                                           (in thousands)

         Weighted average common shares
           outstanding for basic earnings per
           share ..................................        8,162           6,715          7,939          6,715
         Impact of dilutive employee stock
           options.................................          214             399            359            254
                                                     -----------     -----------    -----------    -----------
         Weighted average of shares of
            common stock equivalents for
           diluted earnings per share..............        8,376           7,114          8,298          6,969
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

Stock option activity during the nine months ended September 30, 1998 was as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                           Number      Exercise
                                                                                          of Shares        Price

         Balance, December 31, 1997.................................................        937,084    $   7.91
         Exercised..................................................................        (18,247)       3.59
         Granted during period......................................................        523,050       14.80
         Forfeited during period....................................................        (14,300)       7.72
                                                                                        -----------
         Balance, September 30, 1998................................................      1,427,587    $   9.90
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

GENERAL

The Company  provides  physician  services  to  hospitals,  ambulatory  surgical facilities  and in  office-based  settings  in a variety of medical  specialties including anesthesia, emergency medicine, general surgery, gynecology, infertility, neonatology, obstetrics, pediatrics, perinatology and primary care. The Company also provides management services to physician practices that employ physicians practicing in generally the same medical specialties as the Company's physicians. The Company derives its revenue from the medical services provided by the physicians who are employed by the Company and from management fees earned from the managed practices. For the nine months ended September 30, 1998, approximately 97% of the Company's net revenue was derived from physician services and approximately 3% of the Company's net revenue was generated under management services agreements. References to physician services provided by the Company include services performed by physicians employed by the Company and services provided by physicians in whose practices the Company has a controlling financial interest (the "Consolidated Practices"). The financial results of the Consolidated Practices are presented on a consolidated basis with those of the Company because the Company has a controlling financial interest in these practices based on the provisions of its purchase agreements, voting trust agreements or management agreements with these entities.

Three of the Consolidated Practices are affiliates of the Company, Sheridan Medical Healthcorp, P.C. ("Sheridan NY"), Sheridan Healthcare of Texas, P.A. ("Sheridan TX"), and Sheridan Children's Healthcare Services of Pennsylvania, P.C. ("Sheridan PA"). Each of these affiliates has entered into a long-term management agreement with the Company and is owned by Gilbert Drozdow, M.D. who is an executive officer and a stockholder of the Company. In addition, the Consolidated Practices include twelve practices with which the Company executed long-term management agreements and purchase option agreements from March 1997 through September 1998. One of these practices is located in Texas, the remainder are located in Florida.

The Company generates revenue from its physician services by directly billing third-party payors or patients on a fee-for-service or discounted fee-for-service basis, through subsidies paid by hospitals to supplement billing from third party payors and pursuant to capitation arrangements, which included shared-risk capitation arrangements with managed care organizations until April 1, 1998. The Company generates management services revenue from managed practices through a variety of reimbursement arrangements. Reimbursement terms under management agreements in place with unconsolidated practices during 1998 required the practice to pay the Company a management fee that was either based on a percentage of net revenues or based on expenses incurred by the Company plus a flat fee that does not fluctuate based on performance. Management fees that are based on a percentage of net revenue range from 35% to 65% and are not subject to adjustment.

In most of its arrangements with hospitals and ambulatory surgical facilities, the Company is responsible for recruiting and employing physicians and other healthcare professionals who provide healthcare services at the facility. In addition, the Company provides a comprehensive range of support services, including contracting with third-party payors, billing and collections, malpractice risk management, quality assurance, and physician recruiting and credentialling. By entering into a contract with the Company, a hospital substantially reduces its responsibilities related to the contracted specialty, and eliminates the administrative burdens related to providing physician coverage, since the Company provides contracted services on a 24-hour a day, 365-day a year basis.

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

In January 1998 and June 1998 the Company entered into long-term management agreements with, and purchased options to acquire, a hospital-based anesthesia practice and a neonatology practice, respectively, for approximately $6.9 million in cash and approximately 204,000 shares of the Company's common stock which had a value on the date of closing of approximately $2.9 million. During the period from January 6, 1998 through September 9, 1998 the Company completed four acquisitions of obstetrical practices and entered into long-term management agreements with and purchased options to acquire two obstetrical practices, a perinatology practice, a gynecology-oncology practice, an infertility practice and a general surgical practice at an aggregate cost of $12.5 million in cash and 937,000 shares of the Company's common stock which had a value of approximately $13.9 million on the date of closing. The Company's consolidated financial statements include the operations of these practices from the date of their respective transaction.

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

The Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The Company consolidated the remaining practices to be sold from five office locations into three office locations, which employ five primary care physicians. Two of these primary care office locations were sold in April 1998. In addition, as noted above, the Company has terminated two long-term management agreements with primary care practices entered into during 1996 that included five office locations and four physicians. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996. The office-based practices sold during 1997 and 1998 generated approximately $ 1.9 million and $7.8 million in net revenue for the nine months ended September 30, 1998 and 1997, respectively and $2.2 million for the three months ended September 30, 1997. The practices sold did not generate significant operating income for those periods.

As a result of its change in strategic direction the Company has experienced a shift in the composition of its patient service revenue away from capitation arrangements. The primary care practices sold generated a substantial majority of the Company's capitation revenue during 1997 and the nine months ended September 30, 1998.

Revenue under shared-risk capitation arrangements accounted for approximately 2.3% and 8.7% for nine months ended September 30, 1998 and 1997, respectively, of the Company's net revenue. Under shared-risk capitation the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients. In each of the above fiscal periods amounts received from managed care organizations under shared-risk capitation arrangements exceeded the cost of services provided to patients under such arrangements. However, the profitability of the Company's shared-risk capitation arrangements had declined each year as a result of a decline in patients enrolled with the managed care organization and assigned to the Company's practices. The Company completed the sale of a two facility primary care practice on April 1, 1998 which eliminated all of the Company's shared-risk capitation revenue.

As a result of the 1994 Acquisition and several transactions with physician practices completed by the Company and its Predecessor, intangible assets constitute a substantial percentage of the total assets of the Company, and the Company's results of operations include substantial expenses for amortization of these intangible assets. Intangible assets are the excess of the purchase price of acquired businesses or cost of management services agreements over the fair value of the net assets acquired (which net assets include any other separately identifiable intangible assets). As of September 30, 1998, the Company's total assets were approximately $135.3 million, of which approximately $97.2 million, or 71.8%, were intangible assets. Of the total intangible assets at September 30, 1998, $28.0 million is related to the 1994 Acquisition, and $69.2 million is related to several transactions with physician practices completed by the Predecessor and the Company.

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

The goodwill included in intangible assets that is related to the acquisitions of physician practices also represents the going concern value of those practices. However, since the going concern value of an individual physician practice, or a small group practice, is subject to a higher degree of risk than the Company as a whole and may be more adversely affected by changes in the health care industry, this goodwill is being amortized over shorter periods ranging from 20 to 25 years.

The cost of long-term management services agreements included in intangible assets that is related to the acquisition of options to acquire physician practices and the simultaneous execution of management agreements with the practices represents the going concern value of those management agreements. The going concern value of these long-term management services agreements is related to the general reputation of the practices in the communities they serve, contracts with third-party payors, relationships between the physicians and their patients, patient lists, the Company's ability to integrate the practice into its existing network of hospital-based and office-based practices and the term and enforceability of the management services agreement. The cost of management services agreements is being amortized over the shorter of the term of the management agreement or 25 years.

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

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as percentage of net revenue:

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                              -----------------------    ----------------------
                                                                 1998          1997         1998         1997
                                                              ----------   ----------    ---------     --------
                                                                              (in thousands)

      Revenue:
         Patient services revenue..........................         97.0%        96.8%        97.0%        96.7%
         Management fees...................................          3.0          3.2          3.0          3.3
                                                              ----------   ----------    ---------     --------
      Total net revenue....................................        100.0%       100.0%       100.0%        100.0%
      Operating expenses:
         Direct facility expenses..........................         68.5         70.5         67.9         70.2
         Provision for bad debts...........................          5.0          3.9          4.9          3.9
         Salaries and benefits.............................          6.7          7.3          6.8          7.7
         General and administrative........................          3.5          5.0          3.7          5.1
         Amortization......................................          3.3          2.0          3.0          1.9
         Depreciation......................................          0.7          0.6          0.7          0.6
                                                               ---------    ---------    ---------     --------
              Total operating expenses.....................         87.7         89.3         87.0         89.4
                                                               ---------    ---------    ---------     --------
      Operating income.....................................         12.3%        10.7%        13.0%        10.6%
                                                               =========    =========    =========     ========


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Patient service revenue was $27.6 million in 1998 compared to $24.2 million in 1997, an increase of $3.4 million or 14.0%. Of this increase, $1.4 million was due to the acquisition of a hospital-based physician practice during the first quarter of 1998, $1.3 million was due to the acquisition of several office-based practices during the past year, and $600,000 was due to the acquisition of a hospital-based practice in June 1998. An increase in management fees generated from management agreements with two hospital-based practices entered into in December 1997 and February 1998 offset a decrease in management fees earned from two primary care practices whose agreements were terminated in December 1997 and April 1998.

Direct facility expenses increased $1.9 million, or 10.5%, from $17.6 million in 1997 to $19.5 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses corresponds to the increase in net revenue as noted above. Direct facility expenses as a percentage of net revenue decreased from 70.5% in 1997 to 68.5% in 1998. The decrease in the direct facility expense percentage is attributable to the Company's divestiture of its remaining shared risk capitation business which historically incurred a higher percentage of direct facility expenses compared to the Company's fee-for-service practices.

The provision for bad debts increased $442,000, or 45.3%, from $975,000 in 1997 to $1,417,000 in 1998. This increase was due to a 14.0% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 3.9% in 1997 to 5.0% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from office-based practices with a concentration of fee-for-service revenue rather than capitation revenue, which was substantially eliminated with the divestiture of two primary care locations in April 1998. Capitated practices incur minimal bad debt expense.

Salaries and benefits increased $92,000, or 5.1%. Salaries and benefits includes salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The increase in salaries and benefits was due to an increase in administrative personnel at the corporate office to support the Company's growth. As a percentage of net revenue, salaries and benefits decreased from 7.3% in 1997 to 6.7% in 1998.

General and administrative expense decreased $250,000, or 20.0%, from $1.2 million in 1997 to $1.0 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense, a decrease in rent expense at the corporate office and a decrease in advertising expense. As a percentage of net revenue, general and administrative expense decreased from 5.0% in 1997 to 3.5% in 1998.

Amortization expense increased $449,000, or 90.9%, from $494,000 in 1997 to $943,000 in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to September 1998, which are included in the transactions discussed in Note 6 to the accompanying consolidated financial statements.

Operating income increased approximately $800,000, or 29.8%, from $2.7 million in 1997 to $3.5 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.7% in 1997 to 12.3% in 1998. This increase was primarily due to the fact that net revenue increased at a greater rate than salaries and benefits or general and administrative expense and the reduction in the direct facility expense percentage from 70.5% in 1997 to 68.5% in 1998 as noted above.

Other income recognized was $549,000 for the third quarter of 1998. Other income primarily represents an amount recognized by the Company pursuant to a favorable judgement received by the Company in connection with certain litigation.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Patient service revenue was $81.4 million in 1998 compared to $69.9 million in 1997, an increase of $11.5 million or 16.5%. Of this increase, $4.8 million was due to the acquisition of a hospital-based physician practices during the first quarter and second quarter of 1998, $4.9 million was due to the acquisition of several office-based practices during the past year, $150,000 was due to the addition of new contracts for hospital-based services during the past year and $1.6 million was due to growth in revenue from the Company's same-store hospital-based contracts. Management fees increased from $2.4 million in 1997 to $2.5 million in 1998, or 8.1%. This increase was attributable to the execution of long-term management agreements with two hospital-based practices in December 1997 and February 1998, respectively, offset by the termination of management services agreements with two primary care practices in December 1997 and April 1998.

Direct facility expenses increased $6.3 million, or 12.4%, from $50.7 million in 1997 to $57.0 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses corresponds to the increase in net revenue as noted above. Direct facility expenses as a percentage of net revenue decreased from 70.2% in 1997 to 67.9% in 1998. The decrease in the direct facility expense percentage is attributable to the Company's divestiture of its remaining shared risk capitation business which historically incurred a higher percentage of direct facility expenses compared to the Company's fee-for-service practices.

The provision for bad debts increased $1.3 million, or 44.8%, from $2.9 million in 1997 to $4.1 million in 1998. This increase was due to a 16.5% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 3.9% in 1997 to 4.9% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from office-based practices with a concentration of fee-for-service revenue rather than capitation revenue. Capitated practices incur minimal bad debt expense.

Salaries and benefits increased $129,000, or 2.3%, in 1998. Salaries and benefits include salaries, payroll taxes and employee benefits related to employees located at the Company's central office, including employees related to hospital-based operations, office-based operations and general corporate functions. The increase in salaries and benefits was due to an increase in personnel used to support the growth in the Company's hospital-based contracts. As a percentage of net revenue, salaries and benefits decreased from 7.7% in 1997 to 6.8% in 1998.

General and administrative expense decreased $581,000, or 15.9%, from $3.7 million in 1997 to $3.1 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense a decrease in rent expense at the Company's corporate office and a decrease in advertising expense. As a percentage of net revenue, general and administrative expense decreased from 5.1% in 1997 to 3.7% in 1998.

Amortization expense increased $1.2 million, or 81.6%, from $1.4 million in 1997 to $2.6 million in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to September 1998, which are included in the transactions discussed in Note 6 to the accompanying consolidated financial statements.

Operating income increased $3.3 million, or 43.0%, from $7.6 million in 1997 to $10.9 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.6% in 1997 to 13.0% in 1998. This increase was primarily due to the fact net revenue increased at a greater rate than salaries and benefits or general and administrative expense and the reduction in the direct facility expense percentage from 70.2% in 1997 to 67.9% in 1998.

Other income recognized was $549,000 for the nine months ended September 30, 1998. Other income primarily represents an amount recognized by the Company pursuant to a favorable judgement received by the Company in connection with certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash during the nine months ended September 30, 1998 were to finance acquisitions of physician practices and the cost of investments in management agreements with practices ($26.2 million) and to finance increases in accounts receivable ($4.7 million). The Company met its cash needs during this period primarily from its net income plus non-cash expenses (amortization, depreciation and deferred income taxes) ($10.3 million), and net borrowings on long-term debt ($23.5 million).

On March 12, 1997, the Company established a $35 million revolving credit facility with NationsBank, National Association ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. On December 17, 1997, the Company amended its existing revolving credit facility with NationsBank, which increased the total revolving credit commitment from $35 million to $50 million which was further amended on April 30, 1998 to increase the total revolving credit commitment from $50 million to $75 million. This amendment included the syndication of the revolving credit facility with a group of seven banks led by NationsBank. The credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. As of November 1, 1998, the applicable margin was 1.88%. The Company is also required to pay a commitment fee on a quarterly basis based on the unused portion of the total commitment. The fee ranges from 0.25% to 0.50% and is subject to quarterly adjustments based on a leverage ratio defined in the credit agreement. There are no principal payments due under the amended credit facility until the maturity date of April 30, 2001.

The outstanding balance under the credit facility increased from $29.0 million at December 31, 1997 to $52.5 million at September 30, 1998 primarily due to acquisitions of, and investments in management agreements with, physician practices in 1998, as discussed above. The amount that can be borrowed under the new credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at September 30, 1998, the Company had the ability to borrow the entire unused portion of the credit facility, which was $22.5 million at September 30, 1998. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of the Company's lenders must be obtained, in order to use the credit facility to finance acquisitions of physician practices or investments in management agreements. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions or investments in management agreements.

In November 1997, the Company issued approximately 14,000 shares of its common stock as partial consideration for an acquisition of an office-based general surgical practice completed in November 1997. During the period from January 1998 to September 1998 the Company completed nine transactions with physician practices for consideration of approximately $25.3 million in cash and the issuance of approximately 1,428,000 shares of the Company's common stock. During the quarter ended September 30, 1998 the Company repurchased approximately 188,000 share of its common stock for approximately $1.9 million.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or issue equity or debt securities, depending on market and other conditions.

The Company, as directed by its Board of Directors, has engaged investment advisors to assist the Company in evaluating its strategic alternatives including the procurement of additional capital. The additional capital, in excess of amounts available under its existing credit facility, will be necessary to fund the Company's long-term future growth and expansion. Possible strategic alternatives include an expansion of the Company's existing credit facility, merger, sale or an equity investment by a private capital firm or other similar party. The Company can give no assurances that any of the alternatives presented will occur.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net cash provided by operating activities increased by $5.4 million from 1997 to 1998. This increase was due to several factors, the largest of which was an increase of net income plus non-cash expenses (amortization, depreciation and deferred income taxes) which increased from $5.0 million in 1997 to $10.3 million in 1998.

Net cash used by investing activities increased from $6.3 million in 1997 to $27.0 million in 1998. This increase was primarily due to an increase in cash used for physician practice acquisitions and investments in management agreements from $9.0 million in 1997 to $26.2 million in 1998.

Net cash provided by financing activities increased from $6.5 million in 1997 to $21.3 million in 1998. This increase was primarily due to an increase in net borrowings under the Company's revolving credit facility from $7.6 million in 1997 to $23.5 million in 1998, which is related to the increase in cash used for physician practice acquisitions and investments in management agreements and cash used for the repurchase of the Company's common stock.

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

The Company has employed additional personnel to support the Year 2000 project and incurred additional expense for software and hardware. The Company estimates that it will incur approximately $100,000 to $150,000 per year for the next two years in operating expenses and total capital expenditures of between $500,000 and $700,000 for the Year 2000 project. These expenditures will be funded through the Company's operating cash flow and its credit facility and are not expected to have a material adverse effect on the Company's results of operations or cash flow. The Company estimates that to date it has incurred approximately $100,000 in operating expenses and $200,000 in capital expenditures for the project.

The costs of this effort and the date on which the Company believes it will complete its Year 2000 project are based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that those estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained and resources utilized in this area, the ability to locate and correct all relevant computer codes, reliance on third party payors to modify their systems to be Year 2000 compliant, and similar uncertainties. The Company's inability to complete its Year 2000 project on a timely basis or the lack of compliance of third party payor systems could have an adverse impact on the Company's operating cash flow, the impact of which cannot be estimated.

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


                            SHERIDAN HEALTHCARE, INC.
                                  (Registrant)





Date:  November 12, 1998                      By:  /s/ Michael F. Schundler
     ---------------------                         -----------------------------
                                                   Michael F. Schundler
                                                   Chief Financial Officer
                                                   (principal financial officer)