Form 10-Q
period 1998-12-31
SHERIDAN HEALTHCARE INC
filed 1999-03-30
CIK 946489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22.9 million as of March 16, 1999. For purposes of this determination, shares held by non-affiliates includes all outstanding shares except for shares of non-voting Class A common stock and shares held by officers, directors and shareholders beneficially owning 10% or more of the Registrant's outstanding common stock. The aggregate market value was computed based on the closing sale price of the Registrant's common stock on March 16, 1999, as reported on the NASDAQ National Market.

As of March 16, 1999, there were 6,290,178 shares of the Registrant's voting common stock, $.01 par value per share outstanding and 296,638 shares of the Registrant's non-voting Class A common stock, $.01 par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


                          Index to Financial Statements
                          -----------------------------


                                                                                        Page
 Item 1.    Business............................................................         3
 Item 2.    Properties..........................................................        15
 Item 3.    Legal and Administrative Proceedings................................        16
 Item 4.    Submission of Matters to a Vote of Security Holders.................        16
 Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters...............................................       16-17
 Item 6.    Selected Financial Data.............................................        18
 Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................       19-29
 Item 8.    Financial Statements and Supplementary Data.........................       30-59
 Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..........................................        60
 Item 10.   Directors and Executive Officers of the Registrant..................        60
 Item 11.   Executive Compensation..............................................        60
 Item 12.   Security Ownership of Certain Beneficial
              Owners and Management.............................................        60
 Item 13.   Certain Relationships and Related Transactions......................        60
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....       60-65


                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Risk Factors" under Item 1 of this Form 10-K and "Certain Factors Affecting Future Operating Results" under Item 7 of this Form 10-K.

ITEM 1.  BUSINESS
-----------------

GENERAL

The Company  provides  physician  services  to  hospitals,  ambulatory  surgical facilities  and in  office-based  settings  in a variety of medical  specialties including anesthesia, emergency medicine, general surgery, gynecology, gynecology-oncology, infertility, neonatology, obstetrics, pediatrics, perinatology and primary care. The Company also provides management services to physician practices that employ physicians practicing in generally the same medical specialties as the Company's physicians. The Company derives its revenue from the medical services provided by the physicians who are employed by the Company and from management fees earned from the managed practices. For the year ended December 31, 1998, approximately 97% of the Company's net revenue was derived from physician services and approximately 3% of the Company's net revenue was generated under management services agreements. References to physician services provided by the Company include services performed by physicians employed by the Company and services provided by physicians in whose practices the Company has a controlling financial interest (the "Consolidated Practices"). The financial results of the Consolidated Practices are presented on a consolidated basis with those of the Company because the Company has a controlling financial interest in these practices based on the provisions of its purchase agreements, voting trust agreements or management agreements with these entities.

Four of the Consolidated Practices, Sheridan Medical Healthcorp, P.C. ("Sheridan NY"), Sheridan Healthcare of Texas, P.A. ("Sheridan TX"), Sheridan Healthcare of California Medical Group, Inc. ("Sheridan CA") and Sheridan Children's Healthcare Services of Pennsylvania, P.C. ("Sheridan PA") have entered into long-term management agreements with the Company and are owned by Gilbert Drozdow, M.D. who is an executive officer and a stockholder of the Company. In addition, the Consolidated Practices include twelve practices with which the Company executed long-term management agreements and purchase option agreements from March 1997 through September 1998. One of these practices is located in Texas, the remainder are located in Florida.

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

The Company's objective is to expand its business by increasing the number of hospitals and other health care facilities at which it provides physician services, providing physician services in additional specialties to existing hospital customers, acquiring additional physician practices, adding physicians to existing practices and entering into additional management agreements. One of the Company's key strategies is to create integrated multi-specialty group physician practices providing women's and children's healthcare services, consisting of both hospital-based and office-based physicians in various complementary specialties that support the Company's hospital customers. As of March 12, 1999, the Company employed, or managed the practices of, approximately 237 full-time equivalent physicians practicing under 55 specialty service contracts with 38 health care facilities and at 28 office locations.

OPERATIONS

The Company and its predecessors have been providing hospital-based physician services for more than 40 years. All of the Company's physician services were in the area of anesthesia until 1994, when the Company began to deliver emergency physician services (see "Hospital Outsourcing"). In March 1996 the Company further expanded its hospital-based services through the acquisition of a 43-physician neonatology practice that delivered physician services at 11 hospitals in Florida and Virginia. The Company also commenced its office-based services business in 1994 by acquiring a four-location primary care practice and completed an additional eleven acquisitions of office-based primary care, obstetrical and rheumatology practices during the period from December 1994 to October 1996. All of these practices were located in South Florida. In November 1996, the Company announced a change in its strategic direction and its intent to sell non-strategic office-based primary care and rheumatology physician practices. At that time the Company believed obstetrical, and other practices with a focus on women's health services, provided the greatest opportunity for integration of patients served by these practices with the Company's hospital-based physician services which in turn supports our hospital-based customers.

As a result of its change in strategic direction and the desire to further focus on women's health the Company entered into long-term management agreements with and purchased options to acquire, four obstetrical practices and one general surgical practice from January 1997 through November 1997. In addition, from January 1998 through September 1998 the Company completed four acquisitions of obstetrical practices and entered into long-term management agreements with and purchased options to acquire, two obstetrical practices, a gynecology-oncology practice, an infertility practice and a general surgical practice all providing office-based services. In January and June 1998 the Company entered into long-term management agreements with and purchased options to acquire, a hospital-based anesthesia practice and a neonatology practice. Each of these practices is located in South Florida. In March 1998 the Company also entered into a long term management agreement with, and purchased an option to acquire a perinatology practice located in Dallas, Texas which is intended to be the Company's next area of development of a multi-specialty group of practices. In addition to acquisitions, the Company also expands internally by being awarded new contracts for its services and the addition of new physicians to existing office-based practices. Substantially all of the Company's office-based revenue has been derived from the acquired physician practices.

In most of its arrangements with hospitals and ambulatory surgery facilities, the Company is responsible for recruiting and employing physicians and other health care professionals who provide health care services at the facility. By entering into a contract with the Company, a hospital substantially reduces its responsibilities related to the contracted specialty, and eliminates the administrative burdens related to providing physician coverage, because the Company provides the contracted services on a 24-hour a day, 365-day a year basis. Office-based physicians seek affiliation with the Company to access the Company's management expertise, capital resources and managed care contracting assistance. The Company provides a comprehensive range of support services to its hospital-based physicians and office-based practices that include contracting with third-party payors, billing and collections, malpractice risk management, quality assurance, and physician recruiting and credentialling.

For each hospital, ambulatory surgical facility, or office-based practice the Company appoints a supervising physician who assumes an on-site leadership role with respect to all aspects of the services provided by the Company. In addition to providing physician services, this physician supervises the other physicians and other health care professionals at the facility, participates in the recruitment, promotion and compensation of physicians and other health care professionals employed by the Company, and serves as a coordinator between the Company and other personnel at the facility.

Since its inception, and unlike many of its competitors, the Company has directly employed most of its physicians and other health care professionals. The Company currently has employment agreements with most of its hospital-based physicians, which generally provide for terms of between one and seven years and include non-competition provisions. The Company also employs advanced registered nurse practitioners, certified nurse midwives and physician assistants. The compensation structure for physicians and other health care professionals is intended to be competitive within the geographic market in which they are employed.

As a result of its change in its strategic direction, the Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The remaining practices to be sold had been consolidated from five office locations into three office locations, which employ five primary care physicians. Two of these primary care office locations were sold in April 1998.

MULTI-SPECIALTY INTEGRATED GROUP PRACTICES. The Company's principal business strategy is to develop multi-specialty group physician practices around key hospitals to meet women and children's health care needs in select geographic areas. The Company's multi-specialty group physician practices currently provide a range of services including hospital-based anesthesia, neonatology, pediatrics, and obstetrics, and office-based obstetrics, general surgery, gynecology, gynecology oncology, perinatology and infertility. The Company's multi-specialty group physician practices in South Florida provide services to 15 hospitals and 5 ambulatory surgical facilities and operate 25 office locations. These services are provided by approximately 151 physicians. Of these physicians 67 are anesthesiologists, 38 are neonatologists or pediatricians, 3 are in-house obstetricians, 31 are obstetricians, 3 are perinatologists, 4 are general surgeons, 4 are gynecologists-oncologists and 1 is an infertility specialist. The Company has also begun the development of a multi-specialty group physician practice in the Dallas area through its affiliation with a perinatology practice in March 1998 which presently employs 3 perinatologists providing services at 3 office locations.

Hospital Outsourcing. The Company provides hospital-based physician services in the areas of anesthesia, neonatology, pediatrics, emergency medicine and obstetrics to hospitals and ambulatory surgical facilities in markets where the Company has not established multi-specialty group practices. Many markets are not suitable for the development of multi-specialty group physician practices due to the significant amount of capital and management expertise that is required to construct and manage these practices. In addition, the Company also provides emergency services within markets that the Company has established multi-specialty group practices. Emergency services in these markets are excluded from the Company's multi-specialty group practice because they are not focused on the area of women's health. The Company provides hospital-based physician services to 10 hospitals located in Florida, New York, Texas, Virginia, West Virginia and Pennsylvania. These services are provided by approximately 70 physicians employed by the Company. Of these physicians, 22 are anesthesiologists, 13 are neonatologists or pediatricians and 35 are emergency room physicians. The Company also provides management services to a practice with one neonatologist providing physician services to three hospitals in Ohio and a practice with eight physicians providing anesthesia and pain management services to five ambulatory surgical facilities in Florida. The Company also has entered into an agreement to provide management services relating to the operation of anesthesia departments at six hospitals located in California.

The Company began providing hospital-based services outside the South Florida market in 1993 and has expanded those services by being awarded new contracts for its services, through the acquisition in March 1996 of a neonatology and pediatric practice which delivered physician services in Virginia and through the execution of long term management agreements in December 1997 with a hospital-based neonatology practice and in January 1998 through the execution of a long-term management agreement with, and an option to acquire, a pain management practice providing physician services to 5 surgical facilities in Florida.

The Company provides the same support services to hospital-based physicians providing services under its hospital outsourcing contracts as those that are a part of its multi-specialty group practices. In connection with a management services agreement, the Company typically manages all aspects of the practice other than the provision of medical services, which is controlled by the practice. The Company typically is responsible for all leases for office space and equipment, hires all non-clinical office personnel and provides comprehensive management services, including physician recruiting and credentialling, managed care contracting, malpractice risk management, utilization review, billing and collections, and management information systems. In exchange for these services, the practice pays the Company a management fee that is either based on a percentage of net revenues or based on expenses incurred by the Company plus a flat fee that does not fluctuate based on performance. Management fees that are based on a percentage of net revenue range from 35% to 65% and are not subject to adjustment.

Acquisitions And Management Agreements. The Company typically acquires a physician practice by paying the owners of the practice a multiple of the earnings of the practice, and entering into long-term employment agreements with the former physician owners of the practice. These employment agreements range from three to ten years in length and typically provide for base compensation and employee benefits, contain non-competition provisions and may contain incentive compensation provisions based on increases in productivity and efficiency.

In some cases, as an alternative to acquiring a physician practice, the Company enters into a long-term management agreement with the practice. Concurrent with the execution of a management agreement the Company may purchase the accounts receivable, furniture and equipment of the practice and may pay for additional intangible rights, including restrictive covenant agreements with the practice's affiliated physicians. In addition, the Company may also purchase an option to acquire the outstanding stock of the physician practice by paying the owner of the practice a multiple of expected earnings under the management agreement. The practice will typically be required to enter into long term employment agreements with the physicians of the practice which typically range from five to seven years and typically provide for base compensation and employee benefits, contain non-competition provisions and may contain incentive compensation provisions based on increases in productivity and efficiency.

Those practices whose management agreements include terms that demonstrate a controlling financial interest by the Company for accounting purposes are included in the Company's consolidated financial statements, and the related management fees are eliminated. These practices are referred to as Consolidated Practices and the transactions with these practices are treated as business combinations and the financial results of the Consolidated Practices are presented on a consolidated basis with those of the Company. Those practices whose management agreements do not demonstrate a controlling financial interest by the Company are included in the Company's consolidated financial statements only to the extent of management fees received and expenses incurred by the Company under the respective agreement.

Divestitures. Pursuant to the Company's announced intention to divest of its non-strategic office-based physician practices the Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The Company consolidated the remaining practices to be sold from five office locations into three office locations. Two of these primary care office locations were sold in April 1998. In addition, as noted above, the Company has terminated two long-term management agreements with primary care practices entered into during 1996 that included five office locations and four physicians. The office-based practices which have been sold, and which the Company currently intends to sell, include a four-facility primary care practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996. The office-based practices sold during 1997 and 1998 generated approximately $1.9 million and $9.9 million in net revenue for the year ended December 31, 1998 and 1997, respectively. The practices sold did not generate significant operating income for those periods.

MANAGED CARE

Approximately 55.1% of the Company's patient service revenue is derived from third-party payors under various managed care arrangements. Such arrangements include negotiated discounted fee-for-service arrangements which are based on a percentage of the Company's billed charges or a percentage of Medicare and Medicaid allowables, as well as capitation arrangements which are based on a flat fee or a fixed fee per managed care member. The composition of net revenue of practices managed by the Company is substantially similar to that of the Company.

As a result of its change in strategic direction the Company has experienced a shift in the composition of its patient service revenue away from capitation arrangements. The primary care practices sold generated a substantial majority of the Company's capitation revenue during 1997 and the year ended December 31, 1998.

Revenue under shared-risk capitation arrangements accounted for approximately 1.6% and 7.8% for year ended December 31, 1998 and 1997, respectively, of the Company's net revenue. Under shared-risk capitation the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients. In each of the above fiscal periods amounts received from managed care organizations under shared-risk capitation arrangements exceeded the cost of services provided to patients under such arrangements. However, the profitability of the Company's shared-risk capitation arrangements had declined each year as a result of a decline in patients enrolled with the managed care organization and assigned to the Company's practices. The Company completed the sale of a two facility primary care practice on April 1, 1998 which eliminated all of the Company's shared-risk capitation revenue.

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

The office-based practices owned and managed by the Company presently utilize a variety of information systems for billing and collections which vary depending on the size and medical specialty of the practice. These systems are primarily supported through contractual arrangements with third party vendors. The Company has selected a single third-party product for implementation in its office-based practices which began in September 1998.

The Company's Year 2000 preparedness plan for its systems is scheduled to be completed by the fourth quarter of 1999.

See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year 2000" for a complete discussion of the Company's preparedness for the Year 2000.

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

The Company has structured its acquisitions of, or affiliations with, physician practices as asset purchases, mergers, stock purchases and management agreements. In connection with any of these transactions, the Company typically pays the owners of the practice a multiple of earnings of the practice, or a multiple of expected earnings from a management agreement, as applicable. In the case of some management agreements, the Company acquires the accounts receivable, furniture, fixtures and equipment of the practice and pays the owner of the practice the estimated fair market value of these assets. In connection with certain management agreements, the Company purchases an option to acquire the practice being managed that may be exercised for a nominal amount.

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

The Company has management services agreements with four practices considered Consolidated Practices, Sheridan NY, Sheridan TX, Sheridan CA and Sheridan PA that are owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. The Company also has management services agreements with four obstetrical practices, and a general surgery practice entered into during 1997 and an anesthesia practice, gynecologic-oncology practice, general surgery practice, infertility practice, two obstetrical practices and perinatology practice entered into during 1998 that are also considered
Consolidated Practices. Concurrent with the execution of these management agreements the Company also purchased an option to acquire the outstanding stock of these practices. The terms of the management services agreements with each of these Consolidated Practices demonstrate a controlling financial interest by the Company for accounting purposes and these Consolidated Practices are included in the Company's consolidated financial statements, and the related management fees are eliminated. Factors which demonstrate a controlling financial interest include the fluctuation of the Company's management fee together with the performance of the practice and the exercise of control by the Company over the administrative operations, recruitment and physician compensation of the practice. See Note 1(b) to the Company's consolidated financial statements for more information. The Company typically requires Consolidated Practices to enter into employment agreements with the physicians providing medical services. These employment agreements provide for compensation based on a guaranteed base salary. These agreements are typically for terms of five to seven years, contain non-competition provisions and may provide for incentive compensation.

The Company also entered into long-term management agreements with a neonatology practice in December 1997 and a pain management practice in February 1998. The terms of these agreements, as well as two management agreements entered into in 1996 and terminated in December 1997 and April 1998, respectively, do not demonstrate a controlling financial interest by the Company either because the Company's management fee does not fluctuate together with the performance of the practice or because the Company's interest is not unilaterally saleable or transferable. Therefore, the Company's consolidated financial statements reflect only the management fees earned and expenses incurred by the Company under the management agreement. These practices pay the Company a management fee that is based on expenses incurred by the Company plus either a percentage fee based on net revenues or a flat fee, depending upon local laws or regulations, subject to a limitation that the fee not exceed the amount that would be charged for similar services by an unaffiliated third party. The Company exercised its option to acquire the pain management practice to which it had been providing management services on December 31, 1998. Therefore, the Company's consolidated balance sheet as of December 31, 1998 includes the balance sheet of this practice.

The responsibility for the provision of physician services by physician practices with which the Company has long-term management agreements remains with the physician practice regardless of whether the Company has a controlling financial interest.

The Company has contractual arrangements with hospitals and ambulatory surgery centers which govern its delivery of hospital-based physician services. The agreements governing such operations are generally for terms of between one and five years and provide for termination upon 60 to 180 days notice, although the Company has some agreements which have terms of at least five years and are terminable only for cause. These agreements generally grant the Company the exclusive right to provide certain physician services at the particular health care facility and directly bill third-party payors for its services, subject to a requirement that the Company's fees be approved by the health care facility. The Company has agreed with certain facilities to charge third-party payors the same rates for services delivered at such facilities as the Company charges those third-party payors for services delivered at other facilities within designated geographic areas. A number of these contractual arrangements are not in writing, were established either through a course of conduct or through oral understandings, and are terminable by either party at will.

In addition to contracts pursuant to which the Company is responsible for the provision of medical services, the Company has a five-year contract with a hospital company to provide consulting and management services relating to the operation of anesthesia departments at six hospitals located in California. The Company is paid a fixed monthly fee for these services.

The Company is paid for its physician services by third-party payors pursuant to a number of arrangements, including discounted fee-for-service and global fee or per diem arrangements. In addition, the Company has arrangements with several hospitals under which the Company receives a contractual subsidy or income guarantee from the hospital to supplement revenue from billings to third-party payors.

CORPORATE LIABILITY AND INSURANCE

The risk of physician malpractice liability is inherent in the Company's business. In order to mitigate this risk, the Company maintains professional liability insurance on a claims-made basis. The Company has a primary malpractice insurance policy which covers losses incurred by the Company up to a limit of $1.0 million per individual claim. In addition, the Company has a secondary malpractice insurance policy which covers losses in excess of the primary policy limits, up to a limit of $5.0 million per individual claim and a limit of $5.0 million per calendar year for all claims combined. Under the primary policy, the Company is required to pay a self-insured retention amount equal to the first $250,000 of losses for each individual claim up to a maximum aggregate self-insured retention amount of $1,000,000 for all claims in one calendar year. Defense costs in excess of these self-insured retention amounts are paid by the Company's insurer. The Company also maintains directors' and officers' liability insurance and general liability insurance on a claims-made basis.

TRADEMARKS

The Company has rights to a trademark and a service mark for "Sheridan Healthcare, Inc." and "Sheridan Healthcorp, Inc." registered with the U.S. Patent and Trademark Office. The Company also has a pending application for a trademark and a service mark for "Sheridan Children's Healthcare Services, Inc."

EMPLOYEES

As of March 16, 1999, the Company had approximately 920 employees, of which 760 were full-time. Of the total number of employees, approximately 310 were physicians and approximately 610 were non-physician clinical and administrative support personnel. Of the total physicians employed by the Company, 64 were physicians employed by the Consolidated Practices. The Company believes its relationship with its employees is favorable.

RECENT DEVELOPMENTS

On March 25, 1999 the Company announced the signing of a definitive merger agreement between the Company and an investor group led by Vestar Capital Partners and the Company's senior management.

Under the terms of the agreement, the investor group will offer Sheridan Healthcare, Inc. shareholders $9.25 per share in cash for all outstanding common shares in a tender offer. Including debt and other obligations of the Company, and costs expected to be incurred in connection with the acquisition, the total value of the transaction is approximately $155 million. NationsBank, N.A. and its affiliates, the Company's existing lender, have committed to provide $75 million in bank financing to fund the acquisition. Through Vestar Capital Partners III, L.P., Vestar has committed to provide the remaining funds necessary to complete the transaction. NationsBank has also committed to provide a $50 million credit facility to fund the Company's long-term future growth and expansion.

The Company entered into the merger agreement following a unanimous recommendation by the Company's Board of Directors. The Board received fairness opinions from Bowles Hollowell Conner, a division of First Union Capital Markets Corp., and Salomon Smith Barney Inc., which, as previously announced, had been retained to assist the Company in exploring strategic alternatives. Following completion of the tender offer, Vestar will be entitled to designate a majority of the Board of Directors of Sheridan Healthcare, Inc. The parties will complete a second-step cash merger at $9.25 per share as promptly as practicable following completion of the tender offer. The transaction is subject to a variety of conditions, including receipt of at least a majority of the voting stock in the tender offer, shareholder approval of the second-step cash merger, financing and regulatory approvals.

RISK FACTORS

Risks Associated With the Company's Growth Strategy

A key element of the Company's strategy involves growth through acquisition of physician practices. The Company is subject to various risks associated with this strategy, including the risk that the Company will be unable to identify and recruit suitable acquisition candidates in the future. The growth and profitability of the Company is also largely dependent on the Company's ability to effectively integrate the acquired practices to maintain or increase reimbursement levels, to manage and control costs, and to realize economies of scale. Any failure of the Company to consummate economically feasible acquisitions, effectively integrate acquired practices or price its services appropriately could have a material adverse effect on the Company's financial condition or results of operations.

Risks From Concentration of Revenue

A significant portion of the Company's revenue is derived from delivering or managing hospital-based physician services from hospitals that are under common ownership by a limited number of entities. Of the Company's total net revenue in 1998, approximately $22.9 million, or 20.3%, was derived from anesthesia, obstetrics and neonatology services delivered at three hospitals owned and operated by the South Broward Hospital District. In addition, approximately $28.9 million, or 25.6% of the Company's total net revenue in 1998, was derived from anesthesia, neonatology, pediatric and emergency services delivered at 13 hospitals and two ambulatory surgical facilities owned and operated by Columbia/HCA Healthcare Corp. The loss of either of these arrangements or relationships would have a material adverse effect on the Company's financial condition or results of operations.

Risks Related to Limitations On Reimbursement

Substantially all of the Company's revenues are derived from third party payors, such as governmental programs (primarily Medicare and Medicaid), private insurance plans and managed care organizations. Reflecting current trends in the health care industry, these third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services by its owned and managed practices, with the goal of lowering reimbursement and utilization rates. The profitability of the Company may be adversely affected by changes in Medicare and Medicaid reimbursement, cost containment decisions of third party payors and other payment factors over which the Company has no control.

A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 10.4% of the Company's total net revenue in 1998 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 4.4% of the Company's total net revenue in 1998 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations. Medicare and Medicaid reimbursement policies are subject to sweeping change and those programs are under significant pressure to reduce the costs of providing health care services.

The federal Medicare program adopted a system of reimbursement of physician services, known as the resource based relative value scale ("RBRVS"), which took effect in 1992 and was implemented on December 31, 1996. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement, for the services it provides, will increase at or above the overall rate of inflation throughout the U.S. economy, though there can be no assurance that these increases will occur.

On August 5, 1997, the President signed into law a number of Medicare provisions as part of the Balanced Budget Act of 1997. When compared with projected Medicare levels under current law, the legislation could reduce Medicare spending by $115 billion over 5 years. The vast majority of these savings would come from reductions in payments for services of healthcare facilities, practitioners and other providers. The legislation eliminated disparities in payment rates for similar services by physicians in different specialties effective January 1, 1998. Beginning in 1998, inflation increases will be adjusted based on a "sustainable growth rate" defined with reference to the change in (i) the number of Medicare beneficiaries, (ii) the gross domestic product per capita, and (iii) the level of expenditures for physician services. The Company has experienced a reduction in reimbursement for certain medical services provided by its physicians with a specialty in surgery due to this legislation. This reduction has not been significant. The legislation will also revise Medicare payments for practice expense costs and change payments to managed care plans from the current rate of 95% of fee-for-service rates in the area, to a nationwide average per capita fee for service spending, with an adjustment factor for local area wage rates. Any further reductions in payment for the services offered by the Company could have an adverse effect on the Company's financial condition or results of operations.

Some private insurance plans and managed care organizations with which the company has contracts or to whose members it provides medical services have limited operating histories. A default of a third-party payor and non-payment for the Company's medical services could have an adverse effect on the Company's financial condition or results of operations.

Risks From Exposure to Professional Liability

Due to the nature of its business, the Company from time to time becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the negligence of physicians employed or contracted by the Company or the practices it manages. To the extent such physicians are employees of the Company or were regarded as agents of the Company in the practice of medicine, the Company could be held liable for their negligence. In addition, the Company could be found in certain instances to have been negligent in performing its management services under contractual arrangements even if no agency relationship with the physician were found to exist. The Company's contracts with hospitals and third party payors generally require the Company to indemnify such other parties for losses resulting from the negligence of physicians who were employed or managed by or affiliated with the Company. The Company maintains professional and general liability insurance on a claims made basis in amounts deemed appropriate by management, based upon historical claims and the nature and risk of its business. There can be no assurance, however, that an existing or future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any such claim or claims or that such coverage will continue to be available or available with sufficient limits and at reasonable cost to adequately and economically insure the Company's operations in the future. A judgement against the Company in excess of such coverage could have a material adverse effect on the Company's financial condition or results of operations.

Risks Associated With Government Regulation

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

A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 10.4% of the Company's total net revenue in 1998 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 4.4% of the Company's total net revenue in 1998 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations. As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

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

Sheridan NY, Sheridan TX, Sheridan CA and Sheridan PA, are each wholly-owned by Gilbert Drozdow, M.D., who is an executive officer and a stockholder of the Company. The Company has a management services arrangement with each of Sheridan NY, Sheridan TX, Sheridan CA and Sheridan PA, under which each of those companies delegates to the Company responsibility for the provision to them of all management services, personnel, bookkeeping and accounting services, and billing and collection services, to the extent permitted by law. In exchange, the Company receives a management fee. This management services agreement is terminable by a party (i) if the other party fails to perform in any material respect any material obligation, which failure is not cured within 60 days after notice or (ii) upon the application for, or consent to, the appointment of a receiver, trustee or liquidator of all or a substantial part of the other party's assets, the filing of a petition in bankruptcy or consent to an involuntary petition in bankruptcy by the other party and certain other events.

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

Risks Relating to the Year 2000

The Company uses computer software and related technologies throughout its business that are likely to be affected by the date change in the Year 2000. The Company's personnel may not discover and remediate all potential problems with our systems in a timely manner. Presently, the Company's Year 2000 preparedness plan for its systems is scheduled to be completed by the fourth quarters of 1999. In addition, computer software and related technologies used by third-party payors and vendors are also likely to be affected by the Year 2000 date change. Failure of any of these parties to properly process dates for the Year 2000 and thereafter could result in unanticipated expenses and delays to the Company, including delays in the payment for services provided and delays in our ability to conduct normal banking operations. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year 2000."

Risks Associated With Growth From New Contracts and Physician Services

The Company's growth strategy is also based on obtaining new contracts for the provision of hospital-based physician services and adding physicians to its existing office-based practices. There is substantial competition for hospital-based contracts and the Company is increasingly involved in a competitive bidding process that requires the Company to accurately project revenues and expenses on a forward basis with limited information. The integration of new contracts, as well as the maintenance of existing contracts, is made more difficult by increasing pressures from health care payors to reduce reimbursement rates at a time when the cost of providing medical services continues to increase. Significant competition for new patients and managed care contracts also exists among office-based practices within the Company's market. Any failure of the Company to identify opportunities for new contracts and services, effectively integrate new contracts, price its services appropriately and increase patient volume for new physicians could have a material adverse effect on the Company's financial condition or results of operations.

Risks Relating to Capital Requirements

The Company's acquisition of physician practices requires substantial capital investment. Capital is typically needed not only for the acquisition of the physician practices, but also for the effective integration, operation and expansion of the practices as well as the start-up of new contracts for hospital-based physician services and start-up of new physicians in its office-based practices. The practices may require capital for renovation and expansion and for the addition of medical equipment and technology. Therefore, the Company may need to raise capital through the issuance of long-term or short-term indebtedness or the issuance of its equity securities in private or public transactions in order to complete further acquisitions and expansion. This could result in dilution of existing equity positions and increased interest expense. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing physician practices can be obtained on suitable terms, if at all.

Risks From Dependence On Key Management

The Company is highly dependent on its senior and middle management. The Company has entered into employment agreements with senior management that includes Dr. Mitchell Eisenberg, President and Chief Executive Officer, Dr. Lewis Gold, Executive Vice President of Business Development, Dr. Gilbert Drozdow, Vice President of Hospital Based Services, Jay Martus, Vice President, Secretary and General Counsel and Michael Schundler, Chief Operating Officer and Chief Financial Officer. The employment agreements with Dr. Eisenberg, Dr. Gold, Mr. Martus and Mr. Schundler end on July 31, 2003 and the employment agreement with Dr. Drozdow ends on December 31, 1999. The loss of key management personnel or inability to attract, retain and motivate sufficient number of qualified management personnel could adversely affect the Company's business. In addition, the Company may enter into employment agreements with key physicians and administrative personnel of acquired practices. The loss of these key personnel could adversely affect the performance of the acquired practice and the Company.

Risks Associated With Expansion Into New Geographic Markets

In pursuing its growth strategy, the Company intends to expand its presence into new geographic markets. Expansion of the operations of the Company to other jurisdictions could require additional structural and organizational modifications of the Company's form of relationship with hospitals or physician practices. Those changes, if any, could have an adverse effect on the Company. The laws in most states regarding the corporate practice of medicine and the laws relating to self-referral have been subject to limited judicial and regulatory interpretation and, therefore, no assurances can be given that if the Company's activities are challenged that they will be found to be in compliance with all applicable laws and regulations. The Company may also face competitors with greater knowledge of such markets than the Company. There can be no assurance that the Company will be able to effectively establish a presence in these new markets.

Risks From Competition

The provision of health care services and physician practice management services are both competitive businesses in which the Company competes for contracts and patients with numerous entities in the health care industry. The Company also competes with traditional providers and managers of health care services for the recruitment of employed or managed physicians. In addition, the Company, in pursuing its growth strategy, faces competitive pressures for the acquisition of, and the provision of management services to, additional hospital-based and office-based physician practices. Several companies, both publicly and privately held, that have greater resources than the Company are pursuing the acquisition of the assets of physician practices and management contracts with physician practices. There can be no assurance that the Company will be able to continue to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services to, physician practices on terms beneficial to the Company.

Risks Related to Volatility of Stock Price

Historically there has been and there may continue to be volatility in the market price for the Company's common stock. Quarterly operating results of the Company and their relationship to analysts' projections, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting the Company or its competitors, could cause the market price of the common stock to fluctuate substantially. In addition, in recent years, the stock market and, in particular, the healthcare industry segment, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Risks Related to Anti-takeover Effect of Delaware Law and Charter and By-law Provisions

Certain provisions of the Company's certificate of incorporation, by-laws and Delaware law could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for shares of the common stock. These provisions include a classified Board of Directors and the ability of the Board of Directors to authorize the issuance, without further stockholder approval, of preferred stock with rights and privileges which could be senior to the common stock. The Company also is subject Section 203 of the Delaware General Corporation Laws which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that stockholder became an interested stockholder.

ITEM 2.  PROPERTIES
-------------------

The Company leases substantially all of the office space required by its operations, including its corporate headquarters in Hollywood, Florida and its physician office locations, at an aggregate monthly rental expense of approximately $186,000. The Company currently leases approximately 31,000 square feet of office space for its corporate headquarters. This lease is for a term of ten years, which expires in 2005, and provides for a monthly rental payment of approximately $56,000 (adjusted for certain operating expenses). The Company also leases office space for its physician practices under leases with remaining terms which expire at various dates from 1998 to 2007, and monthly rental payments ranging from $1,200 to $12,000. In addition, the Company owns a 3,000 square foot one-story building in Miami, Florida. The Company considers its facilities to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

From time to time, the Company is party to various claims, suits and complaints. In October 1996, the Company and certain of its directors, officers, stockholders and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Company's predecessor, which was formerly named Southeastern Anesthesia Management Associates, Inc. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The litigants are presently engaged in the course of discovery. The Company continues to vigorously defend against the lawsuit, believes the lawsuit is without merit and also believes the lawsuit's ultimate resolution will not have a material adverse impact on the financial position, operations and cash flow of the Company.

In December 1998, the buyer of two medical practices previously owned by the Company, filed suit against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint seeks to recover money damages and rescind the sale of the medical practices, based upon alleged misrepresentations and concealment by the Company with respect to its relationship with a third party payor in regards to these practices. The practices were sold by the Company to the buyer in April 1998 in exchange for the execution of a promissory note in the amount of $3,550,000 which is presently in default. The Company believes the lawsuit is without merit and intends to vigorously defend against it while vigorously pursuing its counter claim which has been filed for recovery on its unsecured purchase money note. The Company also believes the lawsuit's ultimate resolution will not have a material adverse impact on the financial position, operations and cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The common stock of the Company is traded on the Nasdaq National Market under the symbol "SHCR". There is no established trading market for the Company's non-voting Class A common stock. The high and low sales prices of the Company's common stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:


                                                  1999                  1998                   1997
                                          --------------------  --------------------  --------------------
                                             High        Low       High        Low      High        Low
                                          ---------    -------  ---------    -------  ---------    -------

         First Quarter (1)..............     91/2       65/8       171/2      123/4    101/16      55/8
         Second Quarter.................      ---        ---        17         11       111/4        7
         Third Quarter..................      ---        ---       121/2      81/2      135/8      101/8
         Fourth Quarter.................      ---        ---       91/4       61/2      161/2      121/4

(1)  Through March 16, 1999.


On March 16, 1999, the closing sale price of the Company's common stock was $7.625. As of March 16, 1999, there were 46 holders of record of the Company's voting common stock and one holder of record of non-voting Class A common stock. The Company has not declared or paid any cash dividends on its common stock. The Company's revolving credit facility prohibits the payment of cash dividends prior to repayment of the outstanding balance under the credit facility in full.

During the fourth quarter of 1997, the Company issued approximately 14,000 shares of its common stock as partial consideration for the acquisition of an office-based physician practice. From January 1998 through June 1998, the

Company issued approximately 1,428,000 shares of its common stock as partial consideration in the acquisition of several physicians practices. No underwriters or underwriting discounts or commissions were involved. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, based on the private nature of the transaction and the financial sophistication of the purchasers, each of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

From July 1998 through December 1998 the Company repurchased approximately 425,000 shares of its common stock on the open market pursuant to the Stock Repurchase Plan approved by its Board of Directors in July 1998. The shares of common stock repurchased have been retired and cancelled.

From January 1999 through March 16, 1999 the Company repurchased approximately 1,275,000 shares issued to physicians in connection with the acquisition of their physician practices by the Company from January 1998 through March 1998. Shares were repurchased in accordance with the terms of each respective acquisition agreement, retired and cancelled.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected financial data have been derived from the audited financial statements of the Company and its Predecessor. (See Note 1 to the Company's consolidated financial statements for an explanation of the Predecessor.) The financial statements of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company as of December 31, 1994, 1995, 1996, 1997 and 1998 and for the period from November 29, 1994 to December 31, 1994 and the years ended December 31, 1995, 1996, 1997 and 1998 have been audited by Arthur Andersen LLP. The combined statement of operations data for 1994 combines the audited results of operations of the Predecessor for the period from January 1, 1994 to November 28, 1994 and of the Company for the period from November 29, 1994 to December 31, 1994. This combined information is presented to provide meaningful period to period comparisons. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

                                                       Company                   Combined    Company    Predecessor
                                     ----------------------------------------  ----------- -----------  -----------
                                                                                           Period from  Period from
                                                                                           November 29  January 1,
                                                       Year Ended              Year Ended    1994 to      1994 to
                                                     December 31,              December 31,December 31, November 28,
Statement of Operations                1998      1997      1996       1995        1994         1994         1994
                                     -------- --------- --------- -----------  ----------- -----------  -----------
   Data (in thousands):
Revenue:
   Patient service revenue.........  $109,580 $  95,418 $  89,753 $    64,665  $    38,624 $     5,129  $    33,495
   Management fee revenue..........     3,410     3,198     3,014         ---          ---         ---          ---
                                     -------- --------- --------- -----------  ----------- -----------  -----------
Net revenue........................   112,990    98,616    92,767      64,665       38,624       5,129       33,495
Operating expenses:
   Direct facility expenses........    76,350    68,919    66,125      47,477       26,531       4,089       22,442
   Provision for bad debts.........     5,592     4,066     3,605       2,324        1,909         159        1,750
   Salaries and benefits...........     7,722     7,424     6,967       5,398        3,127         452        2,675
   General and administrative......     4,177     4,900     4,561       3,976        2,581         297        2,284
   Write-down of office-based net
     assets........................       ---       ---     17,30         ---          ---         ---          ---
   Physician stockholders' payroll in
     excess of base salary (1).....       ---       ---       ---         ---        1,949         ---        1,949
   Transaction costs...............       ---       ---       ---         ---          372         372          ---
   Amortization....................     3,572     2,096     2,491       2,630          270         173           97
   Depreciation....................       807       689     1,023         559          177          65          112
                                     -------- --------- --------- -----------  -----------   ---------  -----------
Operating income (loss)............    14,770    10,522    (9,365)      2,301        1,708        (478)       2,186
Interest expense, net..............     3,955     2,461     2,572       4,254          634         341          293
Other (income) expense.............      (628)      ---       ---         ---          ---         ---          ---
                                     -------- --------- --------- -----------  -----------  ----------  -----------
Income (loss) before income
   taxes and extraordinary item....    11,443     8,061   (11,937)     (1,953)       1,074        (819)       1,893
Income tax expense (benefit).......     5,070     2,894       189        (456)         460        (177)         637
                                     -------- --------- --------- -----------  -----------  ----------  -----------
Income (loss) before
  extraordinary item...............     6,373     5,167   (12,126)     (1,497)         614        (642)       1,256
Extraordinary item.................       ---       ---       ---      (2,184)         ---         ---          ---
                                     -------- --------- --------- -----------  -----------  ----------  -----------
   Net income (loss)...............  $  6,373 $   5,167 $ (12,126) $   (3,681) $       614  $     (642)  $    1,256
                                     ======== ========= =========  =========== ===========  ==========  ===========

Income (loss) before extraordinary
   item per share..................  $   0.80 $    0.77 $   (1.84) $    (1.05)              $     (.36)
Net income (loss) per share:
   Basic...........................      0.80      0.77     (1.84)      (1.86)                    (.36)
   Diluted.........................      0.78      0.73     (1.84)      (1.86)                    (.36)

                                                            Company
                                                         December 31,
                                       1998      1997      1996       1995                     1994
                                     -------- --------- --------- -----------              -----------
Balance Sheet Data (in thousands):
Working capital ...................  $ 21,079    13,650 $   8,336 $     4,299              $     1,338
Total assets.......................   139,810    87,035    73,408      64,373                   54,127
Long-term debt, net................    56,994    29,833    21,367      11,365                   30,581
Stockholders' equity...............    67,547    41,350    35,958      42,669                   13,261

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

GENERAL

The Company  provides  physician  services  to  hospitals,  ambulatory  surgical facilities  and in  office-based  settings  in a variety of medical  specialties including anesthesia, emergency medicine, general surgery, gynecology, gynecology-oncology, infertility, neonatology, obstetrics, pediatrics, perinatology and primary care. The Company also provides management services to physician practices that employ physicians practicing in generally the same medical specialties as the Company's physicians. The Company derives its revenue from the medical services provided by the physicians who are employed by the Company and from management fees earned from the managed practices. For the year ended December 31, 1998, approximately 97% of the Company's net revenue was derived from physician services and approximately 3% of the Company's net revenue was generated under management services agreements. References to physician services provided by the Company include services performed by physicians employed by the Company and services provided by physicians in whose practices the Company has a controlling financial interest (the "Consolidated Practices"). The financial results of the Consolidated Practices are presented on a consolidated basis with those of the Company because the Company has a controlling financial interest in these practices based on the provisions of its purchase agreements, voting trust agreements or management agreements with these entities.

Four of the Consolidated Practices, Sheridan NY, Sheridan TX, Sheridan CA, and Sheridan PA. have entered into long-term management agreements with the Company and are owned by Gilbert Drozdow, M.D. who is an executive officer and a stockholder of the Company. In addition, the Consolidated Practices include twelve practices with which the Company executed long-term management agreements and purchase option agreements from March 1997 through September 1998. One of these practices is located in Texas, the remainder are located in Florida.

The Company provides management services to a neonatology practice and a pain management practice which entered into long-term management agreements with the Company's in December 1997 and February 1998. The Company also provided management services during 1997 to two primary care practices whose agreements have been terminated.

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

BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

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

The Company provided management services during 1998 to three practices whose management agreements did not meet the criteria for demonstrating a controlling financial interest. One of these practices had been managed by the Company since 1996 until the Company terminated its management services agreement in April 1998, and was obligated to pay the Company a management fee based on a percentage of net revenues. The Company was unable to establish a controlling financial interest in this practice because its interest in the practice was not unilaterally salable or transferable and the agreements were terminable by the practice in instances other than due to gross negligence, fraud, bankruptcy or illegal acts committed by the Company. The other two practices were obligated to pay the Company a management fee based on expenses incurred by the Company plus a flat fee which does not fluctuate based on performance. This violates the financial interest criteria for establishing a controlling financial interest.

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

On September 1, 1994, the Predecessor acquired a four-facility primary care practice for approximately $7.5 million in cash and $1.2 million in deferred payments. From December 1, 1994 to March 1, 1995, the Company completed five acquisitions of primary care and obstetrical practices for an aggregate of approximately $3.7 million in cash and $800,000 in deferred payments. On June 5, 1995, the Company acquired a three-facility primary care practice for $3.0 million in cash. In a transaction related to the June 1995 acquisition, one of the principal physicians operating the acquired practice assigned a panel services agreement with a health maintenance organization to the Company for approximately $1.3 million in cash and approximately $300,000 in deferred payments and approximately 35,000 shares of common stock of the Company. In another transaction related to the June 1995 acquisition, the Company agreed to make a deferred payment of $700,000 to a physician employed by the acquired practice, which was paid during the fourth quarter of 1995. This payment was treated as a bonus for accounting purposes, and accordingly, was charged to expense in its entirety during 1995. From January 1, 1996 to October 4, 1996, the Company completed five acquisitions of primary care, obstetrical and rheumatology practices for an aggregate cost of approximately $8.2 million in cash and $765,000 in deferred payments. Deferred payments incurred in connection with practice acquisitions represent the difference between the Company's contractual obligation for compensation pursuant to the physician's employment agreement with the Company and an estimate of the replacement cost for the physician services provided or amounts due under promissory notes between the Company and certain physicians. These payments are included in "Amounts due for acquisitions" in the Company's consolidated balance sheets.

From January 1, 1997 to November 4, 1997 the Company entered into long-term management agreements with, and purchased options to acquire, four obstetrical practices and one general surgical practice at an aggregate cost of approximately $11 million in cash and 14,000 shares of the Company's common stock which had a value of approximately $170,000 on the date of closing.

In January 1998 and June 1998 the Company entered into a long-term management agreement with, and purchased an option to acquire, a hospital-based anesthesia practice and acquired the outstanding shares of a neonatology practice, respectively, for approximately $6.9 million in cash and approximately 204,000 shares of the Company's common stock which had a value on the date of closing of approximately $2.9 million. During the period from January 6, 1998 through September 9, 1998 the Company completed four acquisitions of obstetrical practices and entered into long-term management agreements with and purchased options to acquire two obstetrical practices, a perinatology practice, a gynecology-oncology practice, an infertility practice and a general surgical practice at an aggregate cost of $12.5 million in cash and 937,000 shares of the Company's common stock which had a value of approximately $13.9 million on the date of closing. The Company's consolidated financial statements include the operations of these practices from the date of their respective transaction.

In December 1997, the Company entered into a twenty-year management agreement with a hospital-based neonatology practice at a cost of $435,000. In addition, in February 1998 the Company executed a forty-year management agreement with a pain management practice at a cost of $5.9 million in cash and approximately 287,000 shares of the Company's common stock which had a value on the date of closing of approximately $3.9 million. The operations under management agreements entered into with the practices in which the Company does not have a controlling financial interest are included in the Company's consolidated financial statements beginning on the date of each agreement. The Company exercised its option to acquire the pain management practice to which it had been providing management services on December 31, 1998. Therefore, the Company's consolidated balance sheet as of December 31, 1998 includes the balance sheet of this practice.

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

As a result of its change in strategic direction the Company has experienced a shift in the composition of its patient service revenue. The primary care practices held for sale generated a substantial majority of the Company's capitation revenue during 1998 and preceding years.

As a result of its change in strategic direction, the Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The remaining practices to be sold had been consolidated from five office locations into three office locations, which employ five primary care physicians. Two of these primary care office locations were sold in April 1998. In addition, the Company terminated two long-term management agreements with primary care practices entered into during 1996 that included five office locations and four physicians. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996. The office-based practices sold during 1997 and the remaining practices held for sale generated approximately $1.9 in net revenue for the year ended December 31, 1998. The practices held for sale did not generate significant operating income in 1998. Therefore, the Company has experienced a slight increase in operating income as a percentage of net revenue.

Under  shared-risk  capitation  arrangements,  which accounted for approximately
1.6%, 7.8% and 14.8% of the Company's net revenue in 1998, 1997 and 1996, respectively, the Company receives a fixed monthly amount from a managed care organization in exchange for providing, or arranging the provision of, substantially all of the health care services required by members of the managed care organization. The Company generally provides all of the primary care services required under such arrangements, and refers its patients to unaffiliated specialist physicians, hospitals, and other health care providers which deliver the remainder of the required health care services. The Company's profitability under such arrangements is dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients. In each of the years 1996, 1997 and 1998 amounts received from managed care organizations under shared-risk capitation arrangements exceeded the cost of services provided to patients under such arrangements. However, the profitability of the Company's shared-risk capitation arrangements has declined each year as a result of a decline in patients enrolled with the managed care organization and assigned to the Company's practices. The Company completed the sale of a two facility primary care practice on April 1, 1998 which eliminated all of the Company's shared-risk capitation revenue.

In order to effectively manage the Company's growth generated by the acquisition of physician practices, the Company made significant investments in personnel, computer equipment, computer software and other infrastructure costs. These investments resulted in significant increases in salaries and benefits, general and administrative expenses, and capital expenditures during 1996 and 1995, compared to prior years.

As a result of the 1994 Acquisition and several transactions with physician practices completed by the Company and its Predecessor, intangible assets constitute a substantial percentage of the total assets of the Company, and the Company's results of operations include substantial expenses for the amortization of intangible assets. Intangible assets are excess of the purchase price of acquired businesses or cost of management services agreements over the fair value of the net assets of those acquired businesses (which net assets include any separately identifiable intangible assets). As of December 31, 1998, the Company's total assets were approximately $139.8 million, of which approximately $96.8 million, or 69.2%, were intangible assets. Of the total goodwill at December 31, 1998, $27.8 million is related to the 1994 Acquisition, $25.8 million is related to several acquisitions of physician practices completed by the Predecessor and the Company and $43.2 million is related to the cost of obtaining several management agreements with physician practices.

The goodwill related to the 1994 Acquisition represents the going concern value of the Company, which consists of the Company's market position and reputation, its relationships with its customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Management believes its role as a long-term service provider to its hospital customers and the fact its relationships with hospitals are not tied to a single physician or group of physicians contribute to the indefinite length of this goodwill, and since the Company is not aware of any facts or circumstances that would limit the useful lives of these assets, this goodwill is being amortized over 40 years. The Company also acquired other intangible assets as part of the 1994 Acquisition, including the value of the Company's physician employee workforce, management team, non-physician employee workforce and computer software. These other intangible assets have been capitalized separately from goodwill and are being amortized over their estimated useful lives, which range from five to seven years.

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

The Company continuously evaluates all components of intangible assets and other intangible assets to determine whether there has been any impairment of the carrying value of intangible assets or such other intangible assets or their useful lives. The Company is not aware of any such impairment at the current time, except for the impairment included in the $17.4 million write-down of office-based net assets in 1996 discussed above, which resulted primarily from the Company's change in strategic direction.

The Securities and Exchange Commission (the "SEC"), has recently provided guidance in regards to the appropriate amortization periods to be used in connection with the amortization of intangible assets within the physician practice management industry. The guidance provided has caused several companies within the industry that were amortizing intangible assets over periods in excess of 25 years to prospectively change the amortization period of their intangible assets to 25 years. This change in estimate has resulted in an increase in the amortization expense reported by those companies. Effective July 1998, the Company reduced the maximum amortization period of its intangible assets related to physician practice acquisitions and affiliations to 25 years on a prospective basis. This resulted in an increase in amortization expense for the year ended December 31, 1998 of approximately $60,000 compared to the amortization that would have been recorded. A significant change in the estimated useful lives of certain intangible assets of the Company could have an adverse impact on its future net income and reported earnings per share. Such an accounting change, if made, would have no impact on the Company's cash flow or operations nor would it reflect a change in management's estimate of the value and expected duration of such intangible assets.

Results of Operations

The following table shows certain statement of operations data expressed as a percentage of net revenue:


                                                                            Year Ended December 31,
                                                                   ---------------------------------------
                                                                      1998           1997          1996
                                                                   -----------   -----------   -----------

         Revenue:
            Patient services revenue.............................         97.0%         96.8%         96.8%
            Management fees......................................          3.0           3.2           3.2
                                                                   -----------   -----------   -----------
              Net revenue........................................        100.0         100.0         100.0
         Operating expenses:
            Direct facility expenses.............................         67.6          69.9          71.3
            Provision for bad debts..............................          4.9           4.1           3.9
            Salaries and benefits................................          6.8           7.5           7.5
            General and administrative...........................          3.7           5.0           4.9
            Write-down of office-based net assets................          ---           ---          18.7
            Amortization.........................................          3.2           2.1           2.7
            Depreciation.........................................          0.7           0.7           1.1
                                                                   -----------   -----------   -----------
               Total operating expenses..........................         86.9          89.3         110.1
                                                                   -----------   -----------   -----------
         Operating income (loss).................................         13.1%         10.7%        (10.1)%
                                                                   ===========   ===========   ===========

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Patient service revenue increased $14.2 million, or 14.9%, from $95.4 million in 1997 to $109.6 million in 1998. Patient service revenue within the Company's multi-specialty group practices increased approximately $15.8 million, while patient service revenue in the Company's hospital out-sourcing business decreased approximately $1.6 million. Of the increase in the Company's multi-specialty group practices, approximately $14.9 million was due to the acquisitions of hospital-based and office-based physician practices from January 1998 through September 1998, approximately $5.4 million was due to office-based acquisitions completed during 1997 and approximately $4.2 million was due to growth in the Company's existing hospital-based contracts and office-based contracts as a result of volume and reimbursement rate increases. These increases were offset by a decrease in net revenue from primary care and rheumatology practices that were sold during 1997 and 1998 which caused a decrease in net revenue of approximately $8.7 million. Net revenue in the
Company's hospital out-sourcing business declined due to the termination of existing hospital-based contracts. Net revenue from management services increased approximately $200,000, or 6.6%, from $3.2 million in 1997 to $3.4 million in 1998. An increase in management fees generated from management agreements with two hospital-based practices entered into in December 1997 and February 1998, respectively, were mostly offset by a decrease in management fees earned from two primary care practices whose agreements were terminated in December 1997 and April 1998.

Direct facility expenses increased $7.4 million, or 10.7%, from $68.9 million in 1997 to $76.4 million in 1998. Direct facility expenses include all operating expenses that are incurred at the location of the physician practice, including salaries, employee benefits, referral claims (in the case of shared-risk capitation business), office expenses, medical supplies, insurance and other expenses. The increase in direct facility expenses was primarily a result of the acquisitions discussed in the preceding paragraph and increases in direct facility expenses of the Company's existing hospital-based and office-based practices offset by a decline in direct facility expenses associated with the practices sold. As a percentage of net revenue, direct facility expenses decreased from 69.9% in 1997 to 67.6% in 1998. The decrease of the direct facility expense percentage is due to a shift in the Company's revenue in its office-based services from shared risk capitation to fee-for-service. The Company's practices that generate revenue on a fee-for-service basis have had lower direct facility expenses associated with their operation.

The provision for bad debts increased approximately $1.5 million, or 36.6%, from $4.1 million in 1997 to $5.6 million in 1998. This increase was due to a 14.9% increase in net revenue, as discussed above, and an increase in the Company's overall bad debt percentage which increased from 4.1% in 1997 to 4.9% in 1998. The increase in the Company's bad debt percentage is due to an increase in the Company's net revenue derived from fee-for-service revenue rather than capitation revenue, which was substantially eliminated with the divestiture of two primary care locations in April 1998. Capitated practices incur minimal bad debt expense.

Salaries and benefits increased $298,000, or 4.0%, from $7.4 million in 1997 to $7.7 million in 1998. This increase was attributable to the Company's hiring of personnel necessary to support the growth that occurred in the Company's multi-specialty group practices. As a percentage of net revenue, salaries and benefits decreased from 7.5% in 1997 to 6.8% in 1998.

General and administrative expense decreased $723,000, or 14.7%, from $4.9 million in 1997 to $4.2 million in 1998. General and administrative expense includes expenses incurred at the Company's central office, including office expenses, accounting and legal fees, insurance, travel and other similar expenses. The decrease in general and administrative expense was due to a decrease of $500,000 in legal fees incurred in connection with malpractice cases which are now reflected as a direct facility expense, a decrease in rent expense of $180,000 at the corporate office and a decrease in advertising expense of $40,000. As a percentage of net revenue, general and administrative expense decreased from 5.0% in 1997 to 3.7% in 1998.

Amortization expense increased $1.5 million, or 71.4%, from $2.1 million in 1997 to $3.6 million in 1998. This increase was related to several acquisitions of physician practices and management agreements with physician practices, completed from March 1997 to September 1998, which are included in the transactions discussed in Note 2 to the accompanying consolidated financial statements.

Operating income increased approximately $4.2 million, or 39.6%, from $10.6 million in 1997 to $14.8 million in 1998. This increase was due to growth from acquisitions and new contracts. As a percentage of net revenue, operating income increased from 10.7% in 1997 to 13.1% in 1998. This increase was primarily due to the fact that net revenue increased at a greater rate than salaries and benefits or general and administrative expense and the reduction in the direct facility expense percentage from 69.9% in 1997 to 67.6% in 1998 as noted above.

Other income recognized was $628,000 for 1998. Other income primarily represents an amount recognized by the Company pursuant to a favorable judgement received by the Company in connection with certain litigation.

Interest expense increased from $2.5 million in 1997 to $4.0 million in 1998. This increase was primarily related to borrowings under the Company's revolving credit facility to fund the acquisitions discussed above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Patient service revenue increased $5.7 million, or 6.3%, from $89.8 million in 1996 to $95.4 million in 1997. Patient service revenue from hospital-based services increased $6.6 million, from $63.9 million in 1996 to $70.5 million in 1997. Of this increase, $800,000 was due to growth from existing contracts, $3.1 million was due to the addition of new contracts for hospital-based services, and $2.7 million was due to the acquisition of a hospital-based neonatology and pediatric practice in March 1996, as described in Note 2 to the accompanying consolidated financial statements. Patient service revenue from office-based services decreased $1.1 million, from $27.2 million in 1996 to $26.1 million in 1997 Of this decrease, $7.2 million, was due to the sale of two primary care practices and two rheumatology practices during the period from December 1996 to April 1997, which was offset by an increase in net revenue of $6.1 million from acquisitions which occurred throughout 1997, as described in Note 2 to the accompanying consolidated financial statements. Management fees increased $184,000, or 6.1% from $3.0 million in 1996 to $3.2 million in 1997 due to management agreements added with office-based practices during 1996.

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

The provision for bad debts increased $461,000, or 12.8%, from $3.6 million in 1996 to $4.1 million in 1997. This increase was due to a 6.3% increase in net revenue, as discussed above, and an additional allowance for bad debts associated with the office-based practices sold or held for sale. In some cases the Company has retained, and anticipates retaining, the right to collect accounts receivable on practices sold or held for sale. Collection efforts are impaired subsequent to the sale of a practice due to reduced accessability to the practices' books and records. The additional allowances is based on the Company's estimate of uncollectable accounts that will result from an impaired collection ability on accounts receivable in existence at the time of sale and retained by the Company. As a percentage of net revenue, the provision for bad debts increased slightly from 3.9% in 1996 to 4.1% in 1997.

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

Amortization expense decreased $395,000, or 15.8%, from $2.5 million in 1996 to $2.1 million in 1997. This decrease was due to a decrease in amortization expense related to goodwill and intangible assets that were written down to their estimated realizable values during the fourth quarter of 1996, and the sale of four office-based practices during 1997, partially offset by several acquisitions of physician practices during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Company had $21.1 million in working capital, up from $13.7 million as of December 31, 1997. At December 31, 1998, net accounts receivable of $28.3 million amounted to 91 days of net revenue compared to $21.6 million and 80 days at December 31, 1997. This increase is primarily attributable to growth in fee-for service revenue and a decline in revenue from shared-risk capitation which has no associated accounts receivable.

On March 12, 1997, the Company established a new $35 million revolving credit facility with NationsBank, National Association ("NationsBank"), which was used to repay the outstanding balance under the previous facility, which was $25.2 million. On December 17, 1997, the Company amended its existing revolving credit facility with NationsBank, which increased the total revolving credit commitment from $35 million to $50 million. On April 30, 1998 the Company further amended its revolving credit facility which increased the amount available from $50 million to $75 million. This amendment included the syndication of the credit facility with a group of banks led by NationsBank, N.A. The credit facility bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. The revolving credit facility was further amended on March 10, 1999 to increase the Company's maximum borrowing availability under the credit facility by increasing the maximum allowable leverage ratio. Based on the increased leverage ratio the Company's applicable margin as of March 10, 1999 was 2.5%. The Company is also required to pay a commitment fee on a quarterly basis based on the unused portion of the total commitment. The fee ranges from 0.25% to 0.50% and is subject to quarterly adjustments based on a leverage ratio defined in the credit agreement. There are no principal payments due under the new credit facility until the maturity date of April 30, 2001.

The amount that can be borrowed under the credit facility is restricted by a leverage ratio defined in the credit agreement. The outstanding balance under the credit facilities increased from $29.0 million at December 31, 1997 to $56.6 million at December 31, 1998, primarily due to several acquisitions of physician practices completed during 1998. The outstanding balance increased from $56.6 million at December 31, 1998 to $72.9 million at March 25, 1999, due to the acquisition of a physician practice in January 1999 and the repurchase of approximately 1,275,000 shares held by physicians whose practices were acquired by the Company from January 1998 through March 1998. Based on these transactions, the Company has maximized its borrowing availability under the credit facility. Certain conditions must be met, including the maintenance of certain financial ratios, and in certain circumstances, the approval of NationsBank must be obtained, in order to use the credit facility to finance acquisitions of physician practices. There can be no assurance that the Company will be able to satisfy such conditions in order to use its credit facility to finance any future acquisitions.

The Company's principal uses of cash during the year ended December 31, 1998 were to finance acquisitions of physician practices ($26.4 million), to repurchase shares of the Company's common stock ($3.7 million), and to finance increases in accounts receivable ($5.5 million). The $5.5 million increase in accounts receivable, net of the provision for bad debts, was due to growth in existing contracts for hospital-based services and the acquisition of physician practices during 1998 which had a concentration of fee-for-service revenue and replaced the Company's practices which had a concentration of shared risk capitation revenue. The Company met its cash needs during this period primarily through borrowings under its revolving credit facility with NationsBank ($27.6 million) and its net income, excluding non-cash expenses (amortization and depreciation) ($10.8 million).

In March 1996, the Company issued approximately 658,000 shares of common stock as partial consideration for an acquisition of a hospital-based physician practice completed in March 1996, as discussed in Note 2 to the accompanying consolidated financial statements. In November 1997, the Company issued approximately 14,000 shares of common stock as partial consideration for an acquisition of an office-based physician practice. During the period from January 1998 through June 1998 the Company issued approximately 1,428,000 shares of common stock as partial consideration for the acquisition of five practices.

Pursuant to a stock repurchase program approved by the Company's Board of Directors, the Company repurchased approximately 425,000 shares of its common stock from July 1998 through December 1998 for approximately $3.7 million.

In order to provide funds necessary for the Company's future expansion strategies, it will be necessary for the Company to incur, from time to time, additional long-term bank indebtedness and/or to issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

The Company, as directed by its Board of Directors, had engaged investment advisors to assist the Company in evaluating its strategic alternatives including the procurement of additional capital. Possible strategic alternatives included an expansion of the company's existing credit facility, merger, sale or an equity investment by a private capital firm or other similar party. On March 25, 1999 the Company announced the signing of a definitive merger agreement between the Company and an investor group led by Vestar Capital Partners and the Company's senior management. See "ITEM 1. BUSINESS - Recent Developments".

Net cash provided by operating activities was $4.8 million in 1998 compared to $1.1 million of cash provided by operating activities in 1997. The increase in cash provided by operating activities is due to an increase in the Company's net income, excluding non-cash expenses and a decrease in amounts paid for income taxes during 1998.

Net cash used by investing activities increased from $8.5 million in 1997 to $27.6 million in 1998, primarily due to an increase in cash used for physician practice acquisitions from $10.9 million in 1997 to $26.4 million in 1998. Cash used for capital expenditures increased from $934,000 to $1.2 million primarily due to the Company's expenditures associated with preparing for the Year 2000.

Net cash provided by financing activities increased from $7.8 million in 1997 to $23.4 million in 1998. Net borrowings on long-term debt increased from $9.0 million in 1997 to $27.6 million in 1998. The net borrowings were used primarily to finance acquisitions in 1998.

The Company's professional liability insurance requires the Company to pay a self-insured retention amount equal to the first $250,000 and $150,000 in 1998 and 1997, respectively, of losses for each individual claim up to a maximum aggregate self-insured retention amount of $1,000,000 and $900,000 for all claims in 1998 and 1997, respectively. On an ongoing basis the Company reviews reported claims by calendar year, amounts incurred for the defense and settlement of reported claims and estimated additional amounts to be incurred on reported claims. The Company records, as part of direct facility expenses amounts estimated to be incurred on reported claims under the self-insurance provisions of its professional liability policy. The Company paid approximately $1.7 million in 1998 under the self-insurance provisions of its professional liability insurance policy. As of December 31, 1998 the Company's reserve for self-insurance on reported claims is approximately $1.2 million.

YEAR 2000 ISSUES

The Company has conducted a review of its computer systems, telecommunications equipment, medical equipment and other devices to identify those systems that may be affected by the Year 2000 issue and has developed a plan to address the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

The Company's information systems have been internally developed and maintained for its hospital-based operations and developed and maintained by third-party vendors for its office-based operations and administrative support departments. Beginning in 1997 the Company's personnel began reprogramming the Company's internal systems for Year 2000 compliance. These modifications were completed by December 31, 1998 and testing of those modifications is expected to be completed by June 1999. The Company has begun the process of standardizing the information systems used by its office-based practices. A single third-party product that is Year 2000 compliant has been selected for implementation in the Company's office-based practices throughout 1998 and 1999. The Company anticipates implementation in its existing office-based practices to be completed by September 1999. Additional practices acquired by the Company during 1999 will be evaluated for Year 2000 readiness and an action plan determined based upon that evaluation. Information systems used by the Company's administrative support departments are being upgraded during 1998 and 1999 to be Year 2000 compliant and are expected to be completed by the fourth quarter of 1999. The Company is presently upgrading other equipment affected by the Year 2000 issue or obtaining certification of its Year 2000 readiness from the appropriate third-party vendors. The Company expects to complete this process by September 1999. The Company does not presently have a contingency plan to respond to the Year 2000 issue if future events prevent it from completing its Year 2000 project on a timely basis.

Computer software and related technologies used by third-party payors and vendors are also likely to be affected by the Year 2000 date change. Failure of any of these parties to properly process dates for the Year 2000 and thereafter could result in unanticipated expenses and delays to the Company, including delays in the payment for services provided and delays in our ability to conduct normal banking operations. The Company will begin surveying significant third-party payors and vendors in regards to their Year 2000 preparedness beginning in the second quarter of 1999 and expects this assessment to be completed during the fourth quarter of 1999. The Company presently does not have a contingency plan to respond to problems that may arise with third-party payors who are not prepared for the Year 2000.

The Company has employed additional personnel to support the Year 2000 project and incurred additional expense for software and hardware. The Company estimates that it will incur approximately $100,000 to $150,000 for the next year in operating expenses and total capital expenditures of between $500,000 and $700,000 for the Year 2000 project. These expenditures will be funded through the Company's operating cash flow and its credit facility and are not expected to have a material adverse effect on the Company's results of operations or cash flow. The Company estimates that to date it has incurred approximately $100,000 in operating expenses and $300,000 in capital expenditures for the project.

The costs of this effort and the date on which the Company believes it will complete its Year 2000 project are based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that those estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained and resources utilized in this area, the ability to locate and correct all relevant computer codes, reliance  on  third  party  payors  to  modify  their  systems  to be Year  2000 compliant, reliance on the accuracy of third-party vendor Year 2000 certifications and similar uncertainties. The Company's inability to complete its Year 2000 project on a timely basis or the lack of compliance of third party payor systems could have an adverse impact on the Company's operating cash flow, the impact of which cannot be estimated.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management does not conduct its business in a manner that indicates the existence of segments or allocate its management services by distinguishable business segments. As a result, no additional disclosure was required.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS No. 132") which is effective for fiscal years ending after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement obligations of those plans. The Company adopted SFAS No. 132 effective December 31, 1998 which did not have a significant impact on its financial statement disclosures.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either and asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 cannot be applied retroactively. The Company will adopt SFAS No. 133 beginning January 1, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's revolving credit facility with NationsBank bears interest at the London interbank offered rate plus an applicable margin which is subject to quarterly adjustment based on a leverage ratio defined in the credit agreement. Accordingly, the Company's interest expense related to the outstanding indebtedness under the credit facility is subject to fluctuations based on changes in the interest rate environment.

To mitigate this risk, the Company entered into an interest rate swap agreement in August 1998 with NationsBank N.A., the notional amount of which is $40 million at December 31, 1998. The Company entered into the agreement to fix the interest expense paid on a portion of the amount outstanding under its credit facility with NationsBank N.A. Under the terms of the agreement, which matures in August 2001, the Company's borrowing rate is fixed at 5.54% plus the applicable margin due under the terms of the revolving credit facility. The net effect of this agreement on the Company's interest expense in 1998 was nominal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                                    INDEX TO FINANCIAL STATEMENTS
                                    -----------------------------


                                                                                               Page
                                                                                              ------
         Report of Independent Certified Public Accountants.............................        30
         Consolidated Balance Sheets as of December 31, 1998 and 1997...................        31
         Consolidated Statements of Operations for the Years ended December 31,
           1998, 1997 and 1996..........................................................        32
         Consolidated Statements of Stockholders' Equity for the Years ended
           December 31, 1998, 1997 and 1996.............................................        33
         Consolidated Statements of Cash Flows for the Years ended December 31,
           1998, 1997 and 1996..........................................................        34
         Notes to Consolidated Financial Statements.....................................       35-57



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To Sheridan Healthcare, Inc.:


We have audited the accompanying consolidated balance sheets of Sheridan Healthcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Healthcare, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Miami, Florida,
  February 18, 1999 (except for the matter discussed in Note 11, as to which the date is March 25, 1999).




                            SHERIDAN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                                 December 31,
                                                                                           ------------------------
                                                                                               1998         1997
                                                                                           ----------   -----------


                                     ASSETS
Current assets:
   Cash and cash equivalents..........................................................     $    1,102   $       427
   Accounts receivable, less allowances of $2,346 and $1,828..........................         28,300        21,588
   Income tax refunds receivable......................................................          1,097         1,280
   Deferred income taxes..............................................................            ---         1,417
   Other current assets...............................................................          3,316         2,814
                                                                                           ----------   -----------
     Total current assets.............................................................         33,815        27,526
Property and equipment, net...........................................................          4,041         3,538
Intangible assets, net of accumulated amortization of $6,113 and $15,798..............         96,802        54,168
Other intangible assets, net of accumulated amortization of $1,958 and $1,712.........          1,501         1,803
Other assets..........................................................................          3,651           ---
                                                                                           ----------   -----------
     Total assets.....................................................................     $  139,810   $    87,035
                                                                                           ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................................     $    1,440   $       591
   Amounts due for acquisitions.......................................................            288           527
   Accrued salaries and benefits......................................................          1,016         2,686
   Self-insurance accruals............................................................          4,319         3,973
   Refunds payable....................................................................          2,555         2,674
   Accrued physician incentives.......................................................            934           744
   Other accrued expenses.............................................................          1,735         2,235
   Current portion of long-term debt..................................................            449           446
                                                                                           ----------   -----------
     Total current liabilities........................................................         12,736        13,876
Long-term debt, net of current portion................................................         56,994        29,833
Amounts due for acquisitions..........................................................          1,364         1,976
Other long-term liabilities...........................................................          1,169           ---
Commitments and contingencies (Note 8)
Stockholders' equity:
   Preferred stock, par value $.01; 5,000 shares authorized; none issued..............            ---           ---
   Common stock, par value $.01; 21,000 shares authorized
     Voting; 7,535 and 6,509 shares issued and outstanding............................             75            66
     Class A non-voting; 297 shares issued and outstanding............................              3             3
   Additional paid-in capital.........................................................         73,626        53,811
   Accumulated deficit................................................................         (6,157)      (12,530)
                                                                                           ----------    ----------
     Total stockholders' equity ......................................................         67,547        41,350
                                                                                           ----------   -----------
     Total liabilities and stockholders' equity.......................................     $  139,810   $    87,035
                                                                                           ==========   ===========









                             See accompanying notes.


                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                                                     Year Ended December 31,
                                                                             --------------------------------------
                                                                                 1998         1997         1996
                                                                             -----------  -----------   -----------

Revenue:
   Patient service revenue...............................................    $   109,580  $    95,418   $    89,753
   Management fees.......................................................          3,410        3,198         3,014
                                                                             -----------  -----------   -----------
     Net revenue.........................................................        112,990       98,616        92,767
                                                                             -----------  -----------   -----------
Operating expenses:
   Direct facility expenses..............................................         76,350       68,919        66,125
   Provision for bad debts...............................................          5,592        4,066         3,605
   Salaries and benefits.................................................          7,722        7,424         6,967
   General and administrative............................................          4,177        4,900         4,561
   Write-down of office-based net assets.................................            ---          ---        17,360
   Amortization..........................................................          3,572        2,096         2,491
   Depreciation..........................................................            807          689         1,023
                                                                             -----------  -----------   -----------
     Total operating expenses............................................         98,220       88,094       102,132
                                                                             -----------  -----------   -----------
Operating income (loss)..................................................         14,770       10,522        (9,365)
                                                                             -----------  -----------   -----------
Other (income) expense:
   Interest expense, net.................................................          3,955        2,461         2,572
   Other income..........................................................           (628)         ---           ---
                                                                             -----------  -----------   -----------
     Total other expense.................................................          3,327        2,461         2,572
                                                                             -----------  -----------   -----------
     Income (loss) before income taxes...................................         11,443        8,061       (11,937)
Income tax expense ......................................................          5,070        2,894           189
                                                                             -----------  -----------   -----------
     Net income (loss)...................................................    $     6,373  $     5,167   $   (12,126)
                                                                             ===========  ===========   ===========

Net income (loss) per share
     Basic...............................................................    $      0.80  $       0.77  $     (1.84)
     Diluted.............................................................           0.78          0.73        (1.84)
Weighted average shares of common stock
   and common stock equivalents outstanding
     Basic...............................................................          7,947        6,722         6,587
     Diluted.............................................................          8,219        7,035         6,587

















                             See accompanying notes.



                                                                SHERIDAN HEALTHCARE, INC.
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                      (in thousands)


                                                           Convertible Preferred Stock
                           Voting           Class A       ------------------------------
                        Common Stock      Common Stock       Class A       Class B      Additional
                      ---------------   ---------------   --------------  -------------- Paid-in   Accumulated
                       Shares  Amount    Shares  Amount   Shares  Amount  Shares  Amount  Capital     Deficit      Total
                      ------- -------   ------- -------   -----   ------  ------  ------ ---------  -----------  ---------
Balance,
  January 1, 1996      5,773  $   58        297  $    3    ---    $ ---      ---  $  --- $  48,179  $    (5,571) $  42,669
Issuance of
  common stock in
  acquisition ......     658       6        ---     ---    ---      ---      ---     ---     5,417                   5,423
Treasury shares
  purchased and
  retired...........     (13)    ---        ---     ---    ---      ---      ---     ---        (8)         ---         (8)
Net loss............     ---     ---        ---     ---    ---      ---      ---     ---       ---      (12,126)   (12,126)
                      ------ -------    ------- -------  -----    -----   ------  ------ ---------  -----------  ---------
Balance,
  December 31,1996..   6,418      64        297       3    ---      ---      ---     ---    53,588      (17,697)    35,958
Issuance of common
  stock upon exercise
  of employee stock
  options ..........      77       1        ---     ---    ---      ---      ---     ---        53          ---         54
Issuance of common
  stock in
  acquisition.......      14       1        ---     ---    ---      ---      ---     ---       170          ---        171
Net income..........     ---     ---        ---     ---    ---      ---      ---     ---       ---        5,167      5,167
                     ------- -------    ------- ------- ------    -----   ------ ------- ---------  -----------  ---------
Balance,
  December 31, 1997    6,509      66        297       3     ---     ---      ---     ---    53,811      (12,530)    41,350
Issuance of common
  stock upon exercise
  of employee stock
  options...........      23     ---        ---     ---     ---     ---      ---     ---        92          ---         92
Issuance of common
  stock in
  acquisitions......   1,428      14        ---     ---     ---     ---      ---     ---    23,410          ---     23,424
Treasury shares
  purchased and
  retired...........    (425)     (5)       ---     ---     ---     ---      ---     ---    (3,687)         ---     (3,692)
Net Income..........     ---     ---        ---     ---     ---     ---      ---     ---       ---        6,373      6,373
                     ------- -------    ------- ------- -------  ------   ------ -------  --------  -----------  ---------
Balance,
  December 31, 1998    7,535 $    75        297 $     3     ---  $  ---      --- $   ---  $ 73,626  $    (6,157) $  67,547
                     ======= =======    ======= ======= =======  ======   ====== =======  ========  ===========  =========



























                                                See accompanying notes.




                            SHERIDAN HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                             --------------------------------------
                                                                                 1998         1997         1996
                                                                             -----------  -----------   -----------
Cash flows from operating activities:
   Net income (loss).......................................................  $     6,373  $     5,167   $  (12,126)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Write-down of office-based net assets.................................          ---          ---        17,360
     Amortization..........................................................        3,572        2,096         2,491
     Depreciation..........................................................          807          689         1,023
     Provision for bad debts...............................................        5,592        4,066         3,605
     Deferred income taxes.................................................        1,417         (263)       (1,154)
   Changes in operating assets and liabilities:
     Accounts receivable, net..............................................      (11,140)      (7,997)       (7,076)
     Income tax refunds receivable.........................................         (101)        (710)          190
     Other current assets..................................................         (736)      (1,125)         (486)
     Other assets..........................................................          238         (655)          207
     Accounts payable and accrued expenses.................................       (1,221)        (215)        1,229
                                                                             -----------  -----------   -----------
     Net cash provided by operating activities.............................        4,801        1,053         5,263
                                                                             -----------  -----------   -----------
Cash flows from investing activities:
   Investments in management agreements and
     acquisitions of physicians practices..................................      (26,428)     (10,929)      (13,762)
   Sale of physician practices.............................................           49        3,388           193
   Capital expenditures....................................................       (1,192)        (934)       (1,245)
                                                                             -----------  -----------   -----------
     Net cash used by investing activities.................................      (27,571)      (8,475)      (14,814)
                                                                             -----------  -----------   -----------
Cash flows from financing activities:
   Borrowings on long-term debt............................................       27,600        9,005        13,997
   Payments on long-term debt..............................................         (555)      (1,210)       (4,438)
   Treasury shares purchased and retired...................................       (3,692)         ---            (8)
   Exercise of employee stock options......................................           92           54           ---
                                                                             -----------  -----------   -----------
     Net cash provided by financing activities.............................       23,445        7,849         9,551
                                                                             -----------  -----------   -----------
Increase in cash and cash equivalents......................................          675          427           ---
Cash and cash equivalents, beginning of year...............................          427          ---           ---
                                                                             -----------  -----------   -----------
Cash and cash equivalents, end of year.....................................  $     1,102  $       427   $       ---
                                                                             ===========  ===========   ===========

Supplemental disclosures of cash flow information:
Cash paid for interest.....................................................  $     3,898  $     2,338   $     2,588
Cash paid for income taxes.................................................        2,350        3,867         2,110
Capital leases entered into................................................          ---          ---           ---














                             See accompanying notes.

                            SHERIDAN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

(a) Organization

Sheridan Healthcare, Inc. (the "Company") was established in November 1994 concurrently with its purchase of the common stock of Sheridan Healthcorp, Inc. (formerly, Southeastern Anesthesia Management Associates, Inc.) (the "Predecessor") (the "1994 Acquisition") for $43.3 million in cash. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The management group of the Predecessor held approximately 20% of its outstanding common stock prior to the acquisition and became the management group of the Company, holding approximately 18% of its outstanding common stock and equivalents after the acquisition. Accordingly, 18% of the purchase price was considered a distribution to management stockholders in excess of their basis in the common stock of the Predecessor, which was approximately $249,000. Such excess was recorded as excess purchase price distributed to management stockholders and included as a reduction to additional paid in capital in the accompanying balance sheets and was not allocated to the net assets acquired. As a result of the allocation, $31.2 million of the purchase price was allocated to goodwill.


         Purchase price......................................................................  $    43,275
         Excess purchase price distributed to management  stockholders.......................       (7,541)
                                                                                               -----------
           Purchase price to be allocated....................................................       35,734
                                                                                               -----------

         Net assets acquired:
           Working capital...................................................................        4,365
           Property and equipment............................................................        1,236
           Other intangible assets (see Note (g))............................................        1,880
           Unamortized goodwill related to previous acquisition .............................        7,316
           Other assets......................................................................          609
           Long-term debt....................................................................       (9,580)
           Deferred income taxes.............................................................       (1,247)
                                                                                               -----------
              Total net assets acquired......................................................        4,579
                                                                                               -----------

         Goodwill related to the 1994 Acquisition............................................  $    31,155
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

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

In accordance with EITF Issue 97-2 the Company's consolidated financial statements include four practices that are affiliates of the Company, Sheridan Medical Healthcorp, P.C., Sheridan Healthcare of Texas, P.A., Sheridan Children's Healthcare Services of Pennsylvania, P.C. and Sheridan Healthcare of California Medical Group, Inc. Each of these affiliates is owned by Gilbert Drozdow, as a nominee shareholder, who is an executive officer and stockholder of the Company. These entities have long-term management agreements with the Company whose terms demonstrate a controlling financial interest by the Company. The practices provide hospital-based physician services to four hospitals and have been included in the Company's consolidated financial statements since the date of their inception. In addition, the Company's consolidated financial statements also include eleven office-based practices and one hospital-based practice with which the Company has long-term management services agreements and purchase option agreements whose terms also demonstrate a controlling financial interest, (the "Consolidated Practices"). These agreements entered into during 1997 and 1998, have been accounted for in the Company's consolidated financial statements in accordance with EITF 97-2 and have been included in the Company's financial statements since the date of their inception.

The Company provides management services to a neonatology practice and a pain management practice which entered into long-term management services agreements with the Company in December 1997 and February 1998, respectively. The Company also provided management services to a primary care practice whose agreement was terminated in December 1997 and to a primary care practice whose agreement was terminated in April 1998. The Company did not have a controlling financial interest in these practices. These management services agreements are included in the Company's consolidated financial statements only to the extent of management fees earned and expenses incurred by the Company.

The Company exercised its purchase option on December 31, 1998 to acquire the pain management practice to which it had been providing management services during 1998. The practice has been included in the Company's consolidated balance sheet as of December 31, 1998 and will be included in the Company's consolidated financial statements beginning January 1, 1999.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The table below sets forth the components of the Company's net revenue:


                                                                          Year Ended
                                                                         December 31,
                                                         1998                1997                1996
                                                  ------------------   ----------------    -----------------
                                                     Total      %        Total      %        Total      %
                                                  --------- --------   -------- --------   --------- -------
The Company....................................   $  72,070     63.8%  $ 76,850     77.9%  $  77,833    83.9%
Affiliates.....................................      13,309     11.8     12,511     12.7      11,920    12.8
Consolidated Practices.........................      24,201     21.4      6,057      6.2         ---     ---
                                                  --------- --------   -------- --------   --------- -------
   Patient service revenue.....................     109,580     97.0     95,418     96.8      89,753    96.7
                                                  --------- --------   -------- --------   --------- -------
Management fees................................       3,410      3.0      3,198      3.2       3,014     3.3
                                                  --------- --------   -------- --------   --------- -------
     Total.....................................   $ 112,990    100.0%  $ 98,616    100.0%  $  92,767   100.0%
                                                  ========= ========   ======== =========  ========= ========

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

(d) Accounts Receivable and Net Revenue

The Company generates revenue from the provision of physician and services which is referred to as patient service revenue and the provision of management services which are referred to as management fees.

The Company derives substantially all of its patient service revenue from various third-party payors including Medicare and Medicaid programs, health maintenance organizations, commercial insurers and others. The amount of payments received from such third-party payors is dependent upon mandated payment rates in the case of the Medicare and Medicaid programs, and negotiated payment rates in the case of other third-party payors, as well as the specific benefits included in each patient's applicable health care coverage. The Company records its revenues net of an allowance for contractual adjustments which represents the difference between billed charges and expected collections from third-party payors. Accordingly, net revenue and accounts receivable are
reflected  in  the   consolidated   financial   statements  net  of  contractual
allowances.

The  Company  received a portion of its  patient  service  revenue  pursuant  to shared-risk capitation arrangements with certain health maintenance organizations until April 1998, at which time it sold its only remaining primary care practice providing services under such arrangements. Under these arrangements, the Company generally agreed to provide certain health care services to enrollees of the health maintenance organization in exchange for a fixed amount per enrollee per month. The Company directly provided primary care services to the enrollees and subcontracted directly, or through a third-party payor, with specialist physicians, hospitals and other health care providers to provide the remainder of the health care services to the enrollees. The Company's profitability under such arrangements was dependent upon its ability to effectively manage the use of specialist physician, hospital and other health care services by its patients. In each of the fiscal periods presented in the Company's statements of operations, amounts received from managed care organizations under shared-risk capitation arrangements exceeded the cost of services provided to patients under such arrangements.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The Company derives its management fees pursuant to long-term management services agreements with physician practices which require the practice to pay the Company a management fee that is based on expenses incurred by the Company plus either a percentage fee based on net revenues or a flat fee. The Company's management fee may be increased under a flat fee arrangement if the net revenue of the practice exceeds established thresholds, but may not be reduced.

(e) Charity Care

The Company has agreed with certain hospitals to provide charity care to patients who are unable to pay or is required by law, in some cases, to provide such care in emergency situations. Such patients are identified based on financial information obtained from the patients and subsequent analysis. Since management does not expect payment for such charity care, the estimated charges related to such patients are included in the provision for bad debts in the accompanying financial statements, the amounts which are immaterial.

(f) Intangible Assets

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

Approximately $27.8 million of the total amount of intangible assets is goodwill, net of accumulated amortization, at December 31, 1998, that is related to the 1994 Acquisition. Such goodwill represents the Company's market position and reputation, its relationships with its hospital customers and affiliated physicians, the relationships between its affiliated physicians and their patients, and other similar intangible assets. Management believes its role as a long-term service provider to its hospital customers and the fact its relationships with hospitals are not tied to a single physician or group of physicians contribute to the indefinite length of this goodwill, and accordingly, such goodwill is being amortized on a straight-line basis over 40 years.

Approximately $25.8 million of the total amount of intangible assets is goodwill, net of accumulated amortization, at December 31, 1998, related to several acquisitions of physician practices by the Company and its Predecessor. Such goodwill represents the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition and establishes an appropriate amortization period for the related goodwill. The goodwill related to these physician practice acquisitions is being amortized on a straight-line basis over periods ranging from 20 to 25 years.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Approximately $43.2 million of the total amount of intangible assets represents the cost of obtaining management services agreements, net of accumulated amortization at December 31, 1998. The cost of obtaining management services agreements with practices is related to the general reputation of the practices in the communities they serve, contracts with third-party payors, relationships between the physicians and their patients, patient lists, the Company's ability to integrate the practice into its existing group of hospital-based and office-based specialists and the term and enforceability of the management services agreement. The Company evaluates the underlying facts and circumstances related to each agreement and establishes an appropriate amortization period related to the cost of obtaining the management services agreement. The cost of obtaining these management services agreements is being amortized over the shorter of the term of the agreement or 25 years.

The components of the Company's intangible assets segregated by amortization period are as follows:

Physician Practice Acquisitions and Affiliations:


                             Amortization                Original                  Balance
                                Period                    Amount              December 31, 1998
                         -------------------       --------------------     --------------------
                               20 years                         3,121                    2,185
                               25 years                        68,834                   66,818
                                                     ----------------         ----------------
                               Sub-Total                       71,955                   69,003

1994 Acquisition:

                               40 years                        30,960                   27,799
                                                     ----------------         ----------------
                                 Total               $        102,915         $         96,802
                                                     ================         ================


The  SEC  has  recently   provided   guidance  in  regards  to  the  appropriate
amortization periods to be used in connection with the amortization of intangible assets within the physician practice management industry. The guidance provided has caused several companies within the industry that were amortizing intangible assets over periods in excess of 25 years to prospectively change the amortization period of their intangible assets to 25 years. This change in estimate has resulted in an increase in the amortization expense reported by those companies. Effective July 1998, the Company reduced the maximum amortization period of its intangible assets related to physician practice acquisitions and affiliations to 25 years on a prospective basis. This resulted in an increase in amortization expense for the year ended December 31, 1998 of approximately $60,000 compared to the amortization that would have been recorded. A significant change in the estimated useful lives of certain intangible assets of the Company could have an adverse impact on its future net income and reported earnings per share. Such an accounting change, if made, would have no impact on the Company's cash flow or operations nor would it reflect a change in management's estimate of the value and expected duration of such intangible assets.

The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121")." Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. See Note (j) below for a description of an adjustment to reduce the carrying values of certain components of goodwill to their net realizable values during 1996.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Separately identifiable intangible assets related to the 1994 Acquisition and the physician practice acquisitions are included in other intangible assets, separate from intangible assets, and are discussed in Note (g) below.

(g) Other Intangible Assets

Other intangible assets consist primarily of the physician employee workforce, non-physician employee workforce, management team and computer software acquired in the 1994 Acquisition, deferred acquisition costs, deferred loan costs and non-compete covenants related to certain acquisitions of physician practices. These intangible assets are being amortized over the lives of the underlying assets or agreements, which range from five to seven years. See Note (j) below for a description of an adjustment to reduce the carrying values of certain other intangible assets to their net realizable values during 1996.

(h) Amounts Due for Acquisitions

Amounts due for acquisitions includes obligations to the former stockholders of certain physician practices acquired by the Company. The obligations to former stockholders arose at the time of acquisition as a result of negotiation between the Company and the former stockholders of the practices acquired by the Company who desired ongoing compensation in excess of a reasonable market rate for their physician services. These payments are being made to former stockholders who are employed by the Company over the terms of their employment agreements with the Company which range from three to five years. These payments cease upon termination of the physicians' employment with the Company. It also includes termination benefits payable to the former stockholders of an acquired practice, which are payable beginning in 2001 or upon termination of their employment by the Company, whichever is later. These termination benefits were an obligation of the practice prior to acquisition by the Company and were included as part of the purchase price allocation at the time of acquisition. Also included in amounts due for acquisitions is a promissory note payable to the owner of a physician practice with which the Company has a management services agreement. The note bears interest at 7.5%, is payable in monthly installments and matures in December 2000.

(i) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other current assets, other assets, accounts payable, accrued expenses and long-term debt are reflected in the accompanying consolidated financial statements at cost which approximates fair value.

(j) Write-down of Office-based Net Assets

In October 1996, the Company's Board of Directors approved a change in the Company's strategic direction which was to place more emphasis on its hospital-based business and to reduce its emphasis on the primary care business, and its intent to dispose of non-strategic office-based physician practices. Due to this change in strategic direction, the Company wrote down certain assets related to its office-based operations to their estimated realizable values in accordance with SFAS No. 121 and accrued certain liabilities for commitments that no longer have value to the Company's future operations. The impairment of intangible assets was calculated based on a comparison of the carrying amount of those assets compared to the undiscounted cash flows of the operations over the remaining amortization period. The write-down pertained to two rheumatology practices acquired in January and February of 1996, a four-facility primary care practice acquired in September 1994, two primary care practices acquired in February 1995, and a primary care practice acquired in June 1995 which included the assignment of a panel services agreement. These adjustments resulted in a $17.4 million charge to earnings in 1996, which is comprised of adjustments to the following assets and liabilities (in thousands):

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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
                                                                                               ===========

(k) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(L) NET INCOME (LOSS) PER SHARE
    ---------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS No. 128"). SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion No. 15, "Earnings per Share" by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS No. 128 in 1997 was immaterial. Common stock equivalents, which consist of stock options issued to employees and directors, are not included in the determination of the net loss per diluted share in 1996 since they would have the effect of reducing the net loss per share.

         RECONCILIATION OF BASIC EPS FACTORS TO DILUTED EPS FACTORS:

                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
            Weighted average shares of common stock and
              common stock equivalents for basic earnings
              per share.........................................           7,947        6,722        6,587
            Impact of dilutive employee stock options...........             272          313          ---
                                                                     -----------  -----------  -----------
            Weighted average of shares of
              common stock equivalents for
              diluted earnings per share........................           8,219        7,035        6,587
                                                                     ===========  ===========  ===========
            Options outstanding which are not
              included in the calculation of
              diluted earnings per share because
              their impact is anti-dilutive.....................             518           73          223
                                                                     ===========  ===========  ===========

(n) New Accounting Standards

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

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management does not conduct its business in a manner that indicates the existence of segments or allocate its management services by distinguishable business segments. As a result, no additional disclosure was required.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS No. 132") which is effective for fiscal years ending after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement obligations of those plans. The Company adopted SFAS No. 132 effective December 31, 1998 which did not have a significant impact on its financial statement disclosures.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 cannot be applied retroactively. The Company will adopt SFAS No. 133 beginning January 1, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(2)  ACQUISITIONS
     ------------

In September 1994, the Predecessor acquired a four-facility primary care practice for cash and notes and the assumption of certain contingent obligations. The aggregate purchase price was $8.7 million, including the effect of certain adjustments to the purchase price recorded in 1995 based on subsequent information. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $8.2 million of the purchase price was allocated to goodwill, which was amortized over 20 years until the sale of the practice by the Company and is shown below, (in thousands):


         Purchase price.....................................................................   $     8,723
                                                                                                ----------
         Net assets acquired:
           Working capital (deficit)........................................................          (355)
           Property and equipment...........................................................           868
                                                                                               -----------
              Net assets acquired...........................................................           513
                                                                                               -----------
         Goodwill related to the acquisition................................................   $     8,210
                                                                                               ===========

In connection with the write-down of office-based net assets in 1996, as discussed in Note 1(j), the carrying value of the goodwill associated with this acquisition was reduced by approximately $5.3 million to approximately $2.1 million.

In December 1994, the Company acquired an obstetrical practice for $1.4 million in cash and deferred payments. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this allocation, $841,000 of the purchase price was allocated to goodwill which, net of the reduction in carrying value, is being amortized over 20 years and in shown below, (in thousands):


         Purchase price.....................................................................   $     1,437
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................           118
           Property and equipment...........................................................            78
           Intangible assets................................................................           400
                                                                                               -----------
              Net assets acquired...........................................................           596
                                                                                               -----------
         Goodwill related to the acquisition................................................   $       841
                                                                                               ===========


In connection with the write-down of office-based net assets in 1996, as discussed in Note 1(j), the carrying value of the goodwill associated with this acquisition was reduced by approximately $170,000 to approximately $583,000.

During the period from February to June 1995, the Company made five acquisitions of office-based physician practices for an aggregate of $6.1 million in cash and deferred payments. In a transaction related to one of those acquisitions, one of the principal physicians operating the acquired practices assigned a panel services agreement with a health maintenance organization to the Company for $400,000 in cash plus deferred payments of $935,000 and approximately 35,000 shares of common stock of the Company which had a value of approximately
$450,000 on the date of acquisition. These acquisitions, including the assignment of the panel services agreement, were accounted for as purchases, and accordingly, the purchase prices were allocated to the net assets acquired based on their fair market values. As a result of these allocations, $7.3 million of the aggregate purchase price was allocated to goodwill which, net of the reduction in carrying value, is being amortized over 20 years on a straight line basis and is shown below, (in thousands):

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         Aggregate purchase price...........................................................   $     7,880
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................           144
           Property and equipment...........................................................           358
           Intangible assets................................................................            30
                                                                                               -----------
              Net assets acquired...........................................................           532
                                                                                               -----------

         Goodwill related to the acquisitions...............................................   $     7,348
                                                                                               ===========

In connection with the write-down of office-based net assets in 1996, as discussed in Note 1(j), the carrying value of the goodwill associated with these acquisitions was reduced by approximately $5.0 million to approximately $1.0 million.

In March 1996, the Company acquired a hospital-based physician practice for $4.2 million in cash and approximately 658,000 shares of the Company's common stock which had a value of approximately $5.4 million on the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market values. As a result of this allocation, $9.8 million of the purchase price was allocated to goodwill which is being amortized over 25 years on a straight line basis and is shown below (in thousands):


         Aggregate purchase price...........................................................   $     9,644
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................         1,407
           Property and equipment...........................................................            78
           Accrued termination benefits.....................................................        (1,100)
           Long-term debt...................................................................          (500)
                                                                                               -----------
              Net assets acquired...........................................................          (115)
                                                                                               -----------

         Goodwill related to the acquisition................................................   $     9,759
                                                                                               ===========

During the period from January to October 1996, the Company made five acquisitions of office-based physician practices for an aggregate of $8.2 million in cash and deferred payments. These acquisitions were accounted for as purchases, and accordingly, the purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $6.8 million of the aggregate purchase price was allocated to goodwill which, net of the reduction in carrying value, is being amortized over 20 years on a straight line basis and is shown below (in thousands):


         Aggregate purchase price...........................................................   $     8,210
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................           830
           Property and equipment...........................................................           670
           Intangible assets................................................................            60
           Long-term debt...................................................................          (130)
                                                                                               -----------
              Net assets acquired...........................................................         1,430
                                                                                               -----------

         Goodwill related to the acquisitions...............................................   $     6,780
                                                                                               ===========

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


In connection with the write-down of office-based net assets in 1996, as discussed in Note 1(j), the carrying value of the goodwill associated with these acquisitions was reduced by approximately $3.4 million to approximately $1.2 million.

During the period from March 1997 to December 1997, the Company purchased options to acquire five office-based physician practices and one hospital-based physician practice for an aggregate of $10.8 million in cash and approximately 14,000 shares of the Company's common stock which had a value of approximately $200,000 on the date of acquisition. Concurrent with each acquisition of an option the Company entered into a long-term management services agreement with each practice. These transactions were accounted for as purchases, and accordingly, the purchase price of each option was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $11.1 million of the aggregate purchase price was allocated to the cost of the management services agreements which is being amortized over the shorter of the term of the agreement or 25 years and is shown below (in thousands):

         Aggregate purchase price...........................................................   $    11,012
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................          (390)
           Property and equipment...........................................................           218
           Intangible assets................................................................           111
                                                                                               -----------
              Net assets acquired...........................................................           (61)
                                                                                               -----------
         Net cost of management services agreements.........................................   $    11,073
                                                                                               ===========

During the period from January 1998 to September 1998 the Company completed thirteen transactions with physician practices for aggregate consideration of approximately $49.1 million of which approximately $25.5 million was paid in cash and approximately $23.6 million was paid through the issuance of approximately 1,428,000 shares of the Company's common stock. Approximately $5.2 million was paid for the acquisition of practices' net assets or practices' stock and approximately $43.9 million was paid for the purchase of options to acquire the practices' stock for a nominal amount concurrent with the execution of long-term management services agreements. In each transaction, the consideration was allocated to the net assets acquired based on their estimated fair market values. As a result of these allocations, $43.1 million of the aggregate consideration was allocated to the cost of management services agreements which are being amortized over 25 years and $5.3 million was allocated to goodwill which is also being amortized over 25 years as shown below (in thousands):

         Aggregate purchase price...........................................................   $    49,050
                                                                                                ----------
         Net assets acquired:
           Working capital..................................................................           159
           Property and equipment...........................................................           452
           Intangible assets................................................................            80
                                                                                               -----------
              Net assets acquired...........................................................           691
                                                                                               -----------
         Goodwill and net cost of management services agreements............................   $    48,359
                                                                                               ===========

The value of the Company's common stock issued in connection with each transaction is based on the higher of the closing market price for the Company's common stock on the date each transaction is completed or the price guaranteed by the Company on some future date. In connection with the issuance of the Company's common stock as consideration for the acquisition of certain physician practices, the Company is obligated to make additional payments to the sellers of the practices which are contingent on the market price of the Company's common stock upon a specified date following the date of the transaction. In most cases, the Company has the option to satisfy the contingent obligation either by making an additional cash payment or by the issuance of additional shares of the Company's common stock. Such shares have been excluded from the calculation of diluted earnings per share

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

because of management's ability to fund the additional purchase price, if any, through cash payments rather than through the issuance of additional shares. Based on the closing market price of the Company's common stock on December 31, 1998 the total value of the contingencies was approximately $12.0 million.

The following table summarizes the pro forma consolidated results of operations of the Company as though the transactions with physician practices discussed above had occurred at the beginning of the period presented. The pro forma consolidated results of operations shown below do not necessarily represent what the consolidated results of operations of the Company would have been if these acquisitions had actually occurred at the beginning of the period presented, nor do they represent a forecast of the consolidated results of operations of the Company for any future period.


                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                      1998         1997
                                                                                   ----------  -----------
                                                                                    (in thousands, except
                                                                                       per share data)

         Pro Forma Results of Operations:
         Net revenue..........................................................    $   119,224  $   123,924
         Income before income taxes...........................................         12,163       11,816
         Net income...........................................................          6,756        7,103
         Net income per share - basic.........................................           0.83         0.90
         Net income per share - diluted.......................................           0.80         0.87


In connection with the change in the Company's strategic direction, as discussed in Note 1(j), the Company sold one primary care office location in December 1996 and one in February 1997, four rheumatology office locations in April 1997 and one primary care location in December 1997. The Company consolidated the remaining practices to be sold from five office locations into three office locations, which employ five primary care physicians. Two of these primary care office locations were sold in April 1998. The office-based practices which have been sold, and which the Company currently intends to sell, include the four-facility practice acquired on September 1, 1994, two primary care practices acquired in February 1995, a three-facility primary care practice acquired in June 1995 and two rheumatology practices acquired in 1996.

The sale of the rheumatology offices in 1997 generated a gain of approximately $75,000 based on the adjusted carrying value of the practices' net assets. The sale of the primary care practices in April 1998 generated a gain of approximately $240,000 based on the adjusted carrying value of the practice's net assets, offset by a similar loss on the sale of net assets in connection with the Company's termination of a management services agreement in April 1998. The sale of primary care practices in December 1996, February 1997 and December 1997 did not generate significant gains or losses as these practices were sold for the approximate book value of their net assets.

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

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Property and equipment consists of the following (in thousands):

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     1998         1997
                                                                                  -----------  -----------

         Equipment, computer hardware and software............................    $     3,704  $     3,486
         Furniture............................................................          2,341        1,919
         Building and improvements............................................          1,138        1,083
                                                                                  -----------  -----------
           Total..............................................................          7,183        6,488
         Accumulated depreciation and amortization............................        (3,142)       (2,950)
                                                                                  -----------  -----------
           Property and equipment, net........................................    $     4,041  $     3,538
                                                                                  ===========  ===========

At December 31, 1998 the net book value of property and equipment related to capital lease obligations was $867,000.

(4)  OTHER ASSETS
     ------------

Other assets consist primarily of notes receivable entered into in connection with the sale of certain physician practices during 1998. The components of other assets are as follows (in thousands):

                                                                                               December 31,
                                                                                               ------------
                                                                                                   1998
                                                                                               ------------

         Promissory note including  accrued  interest of $86, payable in monthly installments of $28 including interest at 7.5%
             with a final payment due in April 2003......................................      $     3,555
         Promissory note, payable in monthly installments of $3, ........................
            including interest at 10.73%, maturing in December 2001......................               90
         Promissory note including accrued interest of $12, payable in monthly installments of $12 including interest at 9.0%,
            maturing in April 2001.......................................................              308
                                                                                               -----------
            Total notes receivable.......................................................            3,953
         Security deposits...............................................................               90
                                                                                               -----------
            Total other assets...........................................................            4,043
         Less-Current portion............................................................             (392)
                                                                                               -----------
            Total non-current other assets...............................................      $     3,651
                                                                                               ===========

Annual maturities of notes receivable as of December 31, 1998 are as follows (in thousands):

         1999...............................................................................           392
         2000...............................................................................           244
         2001...............................................................................           138
         2002...............................................................................           103
         2003...............................................................................         3,076
                                                                                               -----------
           Total............................................................................   $     3,953
                                                                                               ===========

The borrower under the promissory note which matures in April 2003, of which approximately $3.6 million is outstanding including accrued interest, is presently in default under the terms of the promissory note and the terms of the asset purchase agreement entered into in April 1998, pursuant to which the note was issued. See Note 8(d) for further disclosure of ongoing litigation regarding the promissory note.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(5)      LONG-TERM DEBT
         --------------

Long-term debt consists of the following (in thousands):


                                                                                         December 31,
                                                                                  ------------------------
                                                                                      1998         1997
                                                                                  -----------  -----------

         Revolving  credit  facility,  maturing in April 2001,  at Libor plus an applicable margin (6.9% at December 31, 1998),
            secured by substantially all assets of the Company ...............    $    56,600  $    29,000
         Capital lease obligations, payable in aggregate monthly installments of $45 as of December 31, 1998,  including  interest ranging from 4%
            to 10%, maturing at various dates through 2001, secured by
            property and equipment............................................            843        1,279
                                                                                  -----------  -----------
            Total debt........................................................         57,443       30,279
         Less - Current portion...............................................           (449)        (446)
                                                                                  -----------  -----------
            Total long-term debt..............................................    $    56,994  $    29,833
                                                                                  ===========  ===========


Annual maturities of long-term debt as of December 31, 1998 are as follows (in thousands):


         1999...............................................................................           449
         2000...............................................................................           388
         2001...............................................................................        56,606
                                                                                               -----------
           Total............................................................................   $    57,443
                                                                                               ===========


On March 12, 1997, the Company established a new $35 million revolving credit facility, which was used to pay the outstanding balance under the previous credit facility. On December 17, 1997 the Company amended its existing revolving credit facility which increased the amount available from $35 million to $50 million. On April 30, 1998 the Company further amended its revolving credit facility which increased the amount available from $50 million to $75 million. This amendment included the syndication of the credit facility with a group of banks led by NationsBank, N.A. There are no principal payments due under the new credit facility until the maturity date of April 30, 2001. The new revolving credit facility contains various restrictive covenants that include, among other requirements, the maintenance of certain financial ratios, various restrictions regarding acquisitions, sales of assets, liens and dividends, and limitations regarding investments, additional indebtedness and guarantees. The Company was in compliance with the loan covenants in the new credit facility as of December 31, 1998. The additional amount that could be borrowed under the credit facility is potentially restricted by a leverage ratio defined in the credit agreement. Based on the value of this leverage ratio at December 31, 1998, the Company had the ability to borrow an additional amount of approximately $8.0 million as of December 31, 1998.

The Company entered into an interest rate swap agreement in August 1998 with NationsBank N.A., the notional amount of which is $40 million at December 31, 1998. The Company entered into the agreement to fix the interest expense paid on a portion of the amount outstanding under its credit facility with NationsBank N.A. Under the terms of the agreement, which matures in August 2001, the Company's borrowing rate is fixed at 5.54% plus the applicable margin due under the terms of the revolving credit facility. Hedge accounting treatment is applied to the interest rate swap agreement with interest differentials currently payable or receivable under the agreement recognized each period as an adjustment to interest expense. The net effect of this agreement on the Company's interest expense in 1998 was nominal.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(6)  401(K) PROFIT SHARING PLANS
     ---------------------------

The Company maintains 401(k) Profit Sharing Plans (the "Plans"), which are defined contribution plans covering substantially all employees who meet certain age and service requirements. For the three years ended December 31, 1998, the Company made discretionary profit sharing contributions to the Plans equal to a percentage of the eligible employees' salaries, and made other employer contributions to the Plans. There was no expense related to the Plans for the years ended December 31, 1998, 1997 and 1996 as contributions were covered in each year by the Plans' forfeitures.

(7)  INCOME TAXES
     ------------

Current income tax expense represents the income tax payable for the period. Deferred income tax expense (benefit) represents the change in the balance of deferred income taxes during the period. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis and the financial reporting basis of assets and liabilities based on the enacted tax rates expected to be applicable to the future periods in which such tax consequences will occur.

The provision for income taxes consists of the following (in thousands):


                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------

         Current................................................     $     3,653  $     3,157  $     1,343
         Deferred...............................................           1,417         (263)      (1,154)
                                                                     -----------  -----------  -----------
            Total...............................................     $     5,070  $     2,894  $       189
                                                                     ===========  ===========  ===========

         Federal................................................     $     4,245  $     2,454  $       (27)
         State..................................................             825          440          216
                                                                     -----------  -----------  -----------
           Total................................................     $     5,070  $     2,894  $       189
                                                                     ===========  ===========  ===========

A reconciliation of the tax provision at the statutory federal rate of 34% to the actual income tax expense (benefit) is as follows (in thousands):

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
         Tax provision (benefit) at the
            federal statutory rate..............................     $     3,891  $     2,741  $    (3,721)
         State income taxes.....................................             453          319         (433)
         Increase (decrease) in valuation allowance for
            deferred tax assets.................................             ---        (828)        2,122
         Non-deductible portion of write-down
            of office-based net assets..........................             ---          ---        1,279
         Non-deductible goodwill amortization...................             830          621          516
         Capital gain to be offset against unrecognized
            capital loss carryover..............................           (190)          ---          ---
         Income of affiliates that cannot be
            offset against net operating
            losses of the Company...............................             ---          ---          296
         Other, net.............................................              86           41          130
                                                                     -----------  -----------  -----------
            Total...............................................     $     5,070  $     2,894  $       189
                                                                     ===========  ===========  ===========

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Deferred income taxes were related to the following timing differences at December 31, 1998 and 1997 (in thousands):


                                                                                         December 31,
                                                                                  -------------------------
                                                                                      1998         1997
                                                                                  -----------  ------------

         Goodwill and other intangible assets................................     $       924  $     2,378
         Accrual basis income of cash basis affiliates.......................            (487)        (327)
         Self-insurance accruals.............................................           1,290        1,420
         Conversion to accrual basis by cash basis taxpayers.................            (374)        (388)
         Bad debt reserve....................................................             ---         (300)
         Property and equipment..............................................            (378)         ---
         Original issue discount interest....................................             321          ---
         Other, net..........................................................              (2)         (72)
                                                                                  -----------  -----------
            Total............................................................           1,294        2,711
         Valuation allowance.................................................          (1,294)      (1,294)
                                                                                  -----------  -----------
            Net deferred income taxes........................................     $         0  $     1,417
                                                                                  ===========  ===========


The Company records a valuation allowance to reflect net deferred income taxes at their estimated realizable value.

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

(a) Major Customers

A significant portion of the Company's revenue is derived from delivering or managing hospital-based physician services at multiple hospitals which are under common ownership. Of the Company's total net revenue in 1998, approximately $22.9 million, or 20.3%, was derived from anesthesia, obstetrics and neonatology services delivered at three hospitals owned and operated by the South Broward Hospital District. In addition, approximately $28.9 million, or 25.6% of the Company's total net revenue in 1998, was derived from anesthesia, neonatology, pediatric and emergency services delivered at 13 hospitals and two ambulatory surgical facilities owned and operated by Columbia/HCA Healthcare Corp. In addition, approximately $9.3 million, or 8.3% of the Company's total net revenue in 1998, was derived from anesthesia, neonatology, pediatric, emergency and management services delivered at three hospitals owned and operated by Tenet Healthcare Corporation.

A significant portion of the Company's revenue is derived from delivering medical services to patients who are covered under various Medicare and Medicaid health care programs. Approximately 10.4% of the Company's total net revenue in 1998 was derived from the assignment of Medicare and Medicaid benefits to the Company by patients of the Company's affiliated physicians. In addition, approximately 4.4% of the Company's total net revenue in 1998 was derived from capitation payments from health maintenance organizations for patients who had assigned their Medicare or Medicaid benefits to the health maintenance organizations. In each year the amounts received from managed care organization under the Company's capitation arrangements exceeded the cost of services provided to patients under those arrangements.

In addition, the Company derived 8.2%, 14.3% and 20.8% of its total net revenue in 1998, 1997 and 1996, respectively, from a single third-party payor. No other third-party payor or other customer accounted for 10% or more of the Company's net revenue in 1998.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(b) Employment Agreements

The Company and its affiliates have employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under such employment agreements as of December 31, 1998 are as follows (in thousands):


         1999...............................................................................   $    16,117
         2000...............................................................................        13,722
         2001...............................................................................        11,283
         2002...............................................................................         9,898
         2003...............................................................................         7,533
         Thereafter.........................................................................         4,324
                                                                                               -----------
           Total  ..........................................................................   $    62,877
                                                                                               ===========


 (c) Self-insurance

Due to the nature of its business, the Company becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The Company maintains professional and general liability insurance on a claims-made basis. The Company has a primary malpractice insurance policy which covers losses incurred by the Company up to a limit of $1.0 million per individual claim. In addition, the Company has a secondary malpractice insurance policy which covers losses in excess of the primary policy limits, up to a limit of $5.0 million per individual claim and a limit of $5.0 million per calendar year for all claims combined. Under the primary policy, the Company is required to pay a self-insured retention amount equal to the first $250,000 and $150,000 in 1998 and 1997, respectively, of losses for each individual claim up to a maximum aggregate self-insured retention amount of $1,000,000 and $900,000 for all claims in 1998 and 1997, respectively. Defense costs in excess of these self-insured retention amounts are paid by the Company's insurer. There can be no assurance, that an existing or future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any such claim or claims or that such coverage will continue to be available with sufficient limits and at a reasonable cost to adequately and economically insure the Company's operations in the future. A judgment against the Company in excess of such coverage could have a material adverse effect on the Company.

The liability for self-insurance accruals in the accompanying balance sheets includes estimates of the ultimate costs related to both reported claims and claims incurred but not reported. The estimate of claims incurred but not reported was $3,165,000, $2,522,000 and $2,095,000 at December 31, 1998, 1997
and 1996, respectively, which represents an estimate of the aggregate cost to be incurred by the Company on unreported claims. An analysis of the self-insurance accrual is as follows (in thousands):



                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------

         Balance, beginning of year..............................    $     3,973  $     3,170  $     1,615
         Provision for self-insurance............................          1,159          378        1,252
         Self-insurance accruals related to
            acquired physician practices.........................            892          626          439
         Payments made for claims................................         (1,705)        (201)        (136)
                                                                     -----------  -----------  -----------
              Balance, end of year...............................    $     4,319  $     3,973  $     3,170
                                                                     ===========  ===========  ===========

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Payments made for claims increased in 1998 as a result of an increase in reported claims during 1997, many of which are incurring ongoing legal defense costs or were settled during 1998. The increase in reported claims was anticipated due to the growth in the Company's overall business and addition of medical specialties that historically have demonstrated a higher frequency of malpractice claims. Historically, the malpractice claims asserted against the Company have not exceeded the limits of its professional liability insurance and the Company's cost of self-insurance has been limited to the maximum annual aggregate retention amount.

(d) Litigation

In October 1996, the Company and certain of its directors, officers and legal advisors were named as defendants in a lawsuit filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by certain former physician stockholders of the Company's Predecessor. The claim alleges that the defendants engaged in a conspiracy of fraud and deception for personal gain in connection with inducing the plaintiffs to sell their stock in the Predecessor to the Company, as well as legal malpractice and violations of Florida securities laws. The claim seeks damages of at least $10 million and the imposition of a constructive trust and disgorgement of stock and options held by certain members of the Company's management. The Company believes the lawsuit is without merit and continues to vigorously defend against it and also believes the lawsuit's ultimate resolution and ongoing professional fees incurred as defense costs will not have a material adverse impact on the financial position, operations and cash flows of the Company.

In December 1998, the buyer of two medical practices previously owned by the Company, filed suit against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint seeks to recover money damages and rescind the sale of the medical practices, based upon alleged misrepresentations and concealment by the Company with respect to its relationship with a third party payor in regards to these practices. The practices were sold by the Company to the buyer in April 1998 in exchange for the execution of a promissory note in the amount of $3,550,000 which is presently in default. The Company believes the lawsuit is without merit and intends to vigorously defend against it while vigorously pursuing a counter claim for recovery on its unsecured purchase money note. The Company also believes the lawsuit's ultimate resolution and ongoing professional fees incurred as defense costs will not have a material adverse impact on the financial position, operations and cash flows of the Company. See Note (2) for further disclosure regarding the sale of the primary care practices referred to in this paragraph.

(e) Lease Commitments

The Company leases office space and furniture and equipment for its physician practice locations and administrative office under various non-cancellable operating leases. Rent expense under operating leases was $2,230,733, $2,475,000 and $2,399,000 in 1998, 1997 and 1996, respectively. Future annual minimum payments under non-cancellable operating leases as of December 31, 1998 are as follows (in thousands):

         1999..............................................................................    $     2,231
         2000..............................................................................          2,044
         2001..............................................................................          1,857
         2002..............................................................................          1,593
         2003..............................................................................          1,264
         Thereafter........................................................................          2,282
                                                                                               -----------
            Total..........................................................................    $    11,271
                                                                                               ===========

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(f) Government Regulation

The healthcare industry in general, and the services that the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payment by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of regulatory audits and adjustments, or changes in the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations

Federal and state laws regulate the healthcare industry, the relationship between practice management companies such as the Company and physicians, and the relationship among physicians and other providers of healthcare services. Several laws, including fee-splitting, anti-kickback laws and prohibition of the corporate practice of medicine, have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies vested with broad discretion in interpreting them. The Company's agreements and proposed activities have not been examined by federal or state authorities under these laws and regulations. Although the Company believes that its operations are conducted so as to comply with all of the applicable laws, there can be no assurance such operations will not be challenged as in violation of one or more of such laws. In addition, these laws and their interpretation vary from state to state. The regulatory framework at certain jurisdictions may limit the Company's expansion into or ability to continue operations within such jurisdictions, if the Company's is unable to modify its operational structure to conform to such regulatory framework. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the availability of, and payment for, healthcare. The Company believes that such initiatives will continue during the foreseeable future. Certain reforms previously proposed could, if adopted, have a material effect on the Company.

(9)   STOCKHOLDERS' EQUITY
      --------------------

At January 1, 1995, the issued and outstanding stock of the Company consisted of 409,900 shares of the Company's Class A voting common stock held by management of the Company and 350,000 and 78,572 shares of Class A and Class B Convertible Preferred Stock, respectively. Each share of Class A and Class B Convertible Preferred Stock was convertible, at the option of the holder, into one-fourth of a share of Class A voting and Class B non-voting common stock, respectively, and three-fourths of a share of Redeemable Preferred Stock. The Class A and Class B Convertible Preferred Stock accrued dividends on a cumulative basis at 7.5% per annum, and had a liquidation value of $50 per share.

In June 1995, the Company issued a convertible promissory note for $5.0 million, which was convertible into 181,671 shares of common stock. The noteholder also received a warrant to purchase up to an additional 45,410 shares of the Company's common stock at an exercise price of $0.58 per share which becomes exercisable in three installments if, through the substantial efforts of the noteholder, the Company consummates transactions with physician practices (generally either by acquiring such practices or entering into agreements to manage such practices) which collectively result in certain increases in the Company's earnings during certain measurement periods. The first and second installments, which consisted of 15,146 shares each, expired unexercised in December 1996 and 1997, respectively. The remaining installment of 15,132 shares expired unexercised in June 1998.

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The Company completed an initial public offering of its common stock on November 3, 1995, in which it issued 3,825,000 shares of common stock at a price of $13.00 per share. In connection with the public offering (i) the Company increased the amount of authorized preferred stock to 5,000,000 shares and increased the amount of authorized common stock to 31,000,000 shares, (ii) all of the outstanding Class A and Class B Convertible Preferred Stock was converted into 1,321,377 shares of Class A common stock, 296,638 shares of Class B common stock, and 321,429 shares of Redeemable Preferred Stock, (iii) all of the Redeemable Preferred Stock was redeemed by the Company for an aggregate amount of $16.1 million, (iv) the Class A voting common stock was redesignated as "common stock" and the Class B non-voting common stock was redesignated as

"Class A common stock," and (v) a 15.10-to-one stock split was effected as a stock dividend. The 15.10 to one stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

During the period from January 1998 through June 1998 the Company issued approximately 1,428,000 shares of its common stock as partial consideration in the acquisition of seven physician practices. Pursuant to a stock repurchase program approved by the Company's Board of Directors, the Company repurchased approximately 425,000 shares of its common stock from July 1998 through December 1998 for approximately $3.7 million. The shares repurchased have been retired and cancelled. Employees of the Company exercised options to acquire approximately 23,000 and 77,000 shares of the Company's common stock during 1998 and 1997, respectively.

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

In 1995 the Company adopted the 1995 Stock Option Plan, under which 750,000 shares of common stock were reserved for issuance. An amendment to the plan in 1997 and second amendment in 1998 increased the shares of common stock reserved for issuance to 1,350,000 which was subsequently amended in 1998 to increase the shares of common stock reserved for issuance to 1,750,000. Options granted under the 1995 Stock Option Plan become exercisable either over time, or upon the attainment of defined operating goals. All stock options granted expire ten years after the date of grant. Stock option activity has been as follows:

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                  1998                  1997                   1996
                                          --------------------  --------------------  --------------------
                                                      Weighted             Weighted               Weighted
                                                       Average              Average                Average
                                            Number    Exercise     Number   Exercise   Number     Exercise
                                           of Shares   Price     of Shares   Price    of Shares    Price
                                          ----------  --------   --------- ---------  ---------  ---------


         Balance, beginning of year.....     937,084  $   7.91     553,911 $    5.73    321,461  $    8.82
         Granted during year............     522,675     13.18     471,500      9.27    608,071       7.17
         Terminated during year.........         ---                   ---       ---   (335,071)     10.51
         Exercised......................     (23,475)     3.92     (77,190)     0.58        ---        ---
         Forfeited during year..........     (34,105)     8.97     (11,137)     6.65    (40,550)     12.32
                                          ----------             ---------            ---------
            Balance, end of year......     1,402,179  $   9.92     937,084 $    7.91    553,911  $    5.73
                                          ==========             =========            =========

         Exercisable at end of year.....     397,223 $    8.13    151,716  $    6.25    131,283  $    3.38

The weighted average fair value per share as of the grant date was $6.78 for stock options granted in 1998, $6.11 for stock options granted in 1997, $4.15 for stock options granted in 1996 and $6.82 for stock options granted in 1995. The determination of the fair value of all stock options granted in 1998, 1997, 1996 and 1995 was based on (i) risk-free interest rates of 6.2% to 6.5%, depending on the expected life of each option, (ii) expected option lives of 3 to 6 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock from 50% to 78%, and (iv) no expected dividends on the underlying common stock. Stock options outstanding at December 31, 1998 consisted of the following:

                                                     Total Outstanding                   Exercisable
                                            ------------------------------------  ------------------------

                                                              Weighted Average                  Weighted
                           Range of          Number      -----------------------    Number       Average
                           Exercise            of        Exercise     Remaining       of        Exercise
                            Prices           Shares        Price        Life        Shares        Price
                      ----------------     ----------  -----------     ---------  -----------  -----------
                             $.58              22,508  $       .58     6.2 years       22,508  $       .58
                        $5.75 to $8.13        326,746         6.48     7.1 years      245,382         6.64
                        $8.75 to $9.50        520,250         9.22     8.3 years       39,334         8.70
                      $10.00 to $14.25        532,675        13.12     9.3 years       89,999        13.85
                                          -----------                             -----------
                             Total          1,402,179  $      9.92     8.3 years      397,223  $      8.13
                                          ===========                             ===========

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS No. 123 had been used in accounting for stock options.

                                                                                     Year Ended December 31,
                                                                                   ---------------------------
                                                                                       1998           1997
                                                                                   ------------   ------------
                                                                                       (in thousands, except
                                                                                         per share data)
         As reported results of operations:
         Net income...........................................................     $      6,373   $      5,167
         Net income per share - basic.........................................     $       0.80   $       0.77
         Net income per share - diluted.......................................     $       0.78   $       0.73

         Pro forma results of operations:
         Net income...........................................................     $      4,113   $      3,495
         Net income per share - basic.........................................     $       0.52   $       0.52
         Net income per share - diluted.......................................     $       0.50   $       0.50

                            SHERIDAN HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(11)  SUBSEQUENT EVENT
      ----------------

In January 1999 the Company completed the acquisition of a physician practice for approximately $1.9 million which was paid in cash. From January 1999 through March 16, 1999 the Company repurchased approximately 1,275,000 shares of its common stock for approximately $10.6 million from certain physicians who received the Company's common stock as partial consideration for the acquisition of their practices by the Company from January 1998 through March 1998, see Note
(2). Concurrent with such repurchases, the Company made payments of approximately $5.6 million in connection with the stock price guarantees associated with the stock issued and repurchased in those acquisitions.

On March 25, 1999 the Company announced the signing of a definitive merger agreement between the Company and an investor group led by Vestar Capital Partners and Sheridan Healthcare, Inc. senior management. Under the terms of the agreement, the investor group will offer Sheridan Healthcare, Inc. shareholders $9.25 per share in cash for all outstanding common shares in a tender offer. Including debt and other obligations of the Company, and costs expected to be incurred in connection with the acquisition, the total value of the transaction is approximately $155 million. The transaction was unanimously recommended by the Company's Board of Directors and is subject to a variety of conditions, including receipt of at least a majority of the voting stock in the tender offer, shareholder approval, financing and regulatory approvals.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
         --------------------------------------------------------------



To Sheridan Healthcare, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Sheridan Healthcare, Inc. and subsidiaries for each of the three years in the period ended December 31, 1998, included in this Form 10-K, and have issued our report thereon dated February 18, 1999 (except for the matter discussed in Note 11, as to which the date is March 25, 1999). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Miami, Florida,
  February 18, 1999. (except for the matter discussed in Note 11, as to which the date is March 25, 1999).




                            SHERIDAN HEALTHCARE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)





                                                        Balance at    Charged to                Balance at
                                                       Beginning of   Costs and                   End of
                                                          Period      Expenses    Deductions      Period
                                                       -----------   -----------  ----------   -----------
Accounts receivable allowances:

   Year ended December 31, 1998....................    $     1,828   $     5,592  $     5,074  $     2,346
                                                       ===========   ===========  ===========  ===========

   Year ended December 31, 1997....................    $     1,277   $     4,066  $     3,515  $     1,828
                                                       ===========   ===========  ===========  ===========

   Year ended December 31, 1996....................    $       737   $     3,605  $     3,065  $     1,277
                                                       ===========   ===========  ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Proposal One: Election of Directors" and "Compliance with Section 16(a) of the Exchange Act"
information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Compensation of Directors and Executive Officers" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Security Ownership of Management and Certain Beneficial Owners" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.  Financial Statements:  See Item 8.

    2.  Financial Statement Schedules:  See Item 8.

(b) No reports on Form 8-K have been filed during the last quarter for which this report is filed.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------

     3.1 Third Amended and Restated Certificate of Incorporation, as amended effective May 27, 1997 (incorporated herein by reference to such exhibits filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997) .

     3.2 Amended and Restated By-laws (incorporated herein by reference to such exhibit filed as an exhibit to the Company=s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

     4.1 Specimen certificate for shares of Common stock of the Company (incorporated herein by reference to such exhibit filed as an exhibit to the Company=s Registration Statement on Form S-1 (File No. 33-93290) filed on June 8, 1995, as amended (the A Registration Statements).

     4.2 Amended and Restated Stockholders= Agreement by and among SAMA Holdings, Inc. and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, Summit Hospital Corporation and the additional parties listed on Schedule B thereto, amended and restated as of June 5, 1995, and effective as of November 28, 1994 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     4.3 Amendment to Stockholders= Agreement by and among SAMA Holdings, Inc. and the TA Investors, as defined therein, the NationsBank Investors, as defined therein, Summit Hospital Corporation and the additional parties listed in Schedule B thereto, as amended and restated as of June 5, 1995, and effective as of November 28, 1994, dated as of October 27, 1995 (incorporated herein by reference to such exhibits filed as exhibits to the Registration Statement and to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

     10.1 Employment Agreement of Lewis Gold, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Lewis Gold, as amended July 28, 1995 (incorporated herein by reference to such exhibits filed as exhibits to the Registration Statement).

     10.2 Employment Agreement of Mitchell Eisenberg, M.D. effective as of November 28, 1994 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Mitchell Eisenberg, as amended July 28, 1995 (incorporated herein by reference to such exhibits filed as exhibits to the Registration Statement).

     10.3 Executive Employment Agreement of Jay Martus effective as of January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Jay Martus, as amended August 1, 1995 (incorporated herein by reference to
                  such   exhibits   filed  as  exhibits   to  the   Registration
                  Statement).

     10.4 Executive Employment Agreement of Gilbert Drozdow dated January 1, 1995 by and among SAMA Holdings, Inc., Southeastern Anesthesia Management Associates, Inc. and Gilbert Drozdow, as amended August 1, 1995 (incorporated herein by reference to
                  such   exhibits   filed  as  exhibits   to  the   Registration
                  Statement).

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------

     10.5 Agreement and License of Packaged Software dated April 10, 1989, as amended, by and between Medical Software Specialties, Inc. and Southeastern Anesthesia Management Associates, P.A., as amended (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.6         Participation  Agreement by and between Health  Options,  Inc.
                  and Southeastern Anesthesia Management Associates, dated as of February 8, 1995, as amended, including the attached schedule of participating physicians who have signed the agreement (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.7         Participation  Agreement by and between Health  Options,  Inc.
                  and Southeastern Anesthesia Management Associates P.A. dated as of September 30, 1991 (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.8 Form of Health Options Participation Agreement by and between Health Options, Inc. and Individual Physician, including the attached schedule of participating physicians who have signed the Agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.9 Physician Agreement dated April 1, 1990 by and between Pavilack, Karch, Lipton Barran & Ast, P.A. d/b/a Anesthesia Associates of Hollywood and Humana Medical Plan, Inc. and Humana Plan of Florida, Inc. and Humana Health Insurance Company of Florida, Inc. (incorporated herein by reference to such exhibit filed as and exhibit to the Registration Statement).

     10.10 Preferred Patient Care Agreement by and between Blue Cross and Blue Shield of Florida, Inc. and Individual Physicians, with attached schedule of physicians who have signed the agreement, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.11 Form of Blue Cross and Blue Shield of Florida Traditional Program Participating Physician Agreement, with attached schedule of signatories, and including a reimbursement change letter (form of agreement incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

     10.12 Management Services Agreement, dated as of November 28, 1994, between AMSA, Inc., a Florida corporation, and Anesthesiologists Management Services Associates, P.C., a New York professional corporation, as amended September 1, 1995 (incorporated herein by reference to such exhibits filed as exhibits to the Registration Statement and to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1996).

     10.13 Master Equipment Lease Agreement dated as of June 12, 1995 by and between NationsBanc Leasing Corporation and the Company (incorporated herein by reference to such exhibit filed as an exhibit to the Registration Statement).

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------

     10.14 Agreement and Plan of Merger, by and among Sheridan Healthcare, Inc., Sheridan Acquisition Corp., Inc., Neonatology Certified, Inc., and the additional parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.15 Stock Purchase Agreement, by and among Sheridan Healthcare, Inc., Children's Hospital Services, Inc., and the parties listed on Exhibit C attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.16 Investment and Stockholders= Agreement, by and among Sheridan Healthcare, Inc., and the parties listed on Schedule A attached thereto, dated as of March 14, 1996 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 14, 1996).

     10.17 Executive Employment Agreement, dated as of August 9, 1996, by and between Sheridan Healthcorp, Inc., Sheridan Healthcare, Inc. and Michael F. Schundler (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1996).

     10.18 Anesthesiology Agreement by and between South Broward Hospital District, a special taxing district doing business as Memorial Healthcare System and Sheridan Healthcorp, Inc., a Florida corporation, dated as of January 1, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     10.19 Real Property Lease Agreement, by and among ACP Venture I Limited Partnership, a Delaware limited partnership, and Sheridan Healthcorp, Inc., a Florida corporation, dated as of January 11, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1997).

     10.21 Investment and Stockholders= Agreement, by and between the Company and Frederick N. Herman, M.D., dated as of November 3, 1997 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.22 Investment and Stockholders= Agreement, by and among the Company and Rafael D. Arango, M.D., Stuart J. Leaderman, M.D., Eduardo H. Marti, M.D., Charles Merson, M.D., Ramiro Rodriguez, M.D., Tirso J. Rojas, M.D., Laurence Skolnik, M.D. and Joaquin C. Taranco, M.D., dated as of January 9, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.23 Investment and Stockholders= Agreement, by and among the Company and Jeffrey L. Buchalter, M.D., Kurt A. Krueger, M.D., Davie E. Fairleigh, M.D., and Ruben B. Timmons, M.D., dated as of January 28, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------

     10.24 Investment and Stockholders= Agreement, by and among the Company and Michael R. Cavenee, M.D. and Kenneth J. Trimmer, M.D., dated as of March 4, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Report on Form 8-K filed as of March 19, 1998).

     10.25 Investment and Stockholders= Agreement, by and between the Company and Nord Capital Group, Inc., dated as of March 4, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.26 Investment and Stockholders= Agreement, by and among the Company, Staffan R. B. Nordqvist, M.D. and Laurel A. King, M.D., dated as of March 6, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998).

     10.27 Second Amended and Restated Credit Agreement by and between NationsBank, N.A. as Agent and Lender and the Company, as Borrower, dated as of April 30, 1998.

     10.28 Sheridan Healthcare, Inc. Third Amended and Restated 1995 Stock Option Plan, effective as of April 27, 1995, amended and restated as of July 27, 1995 and further amended as of February 26, 1997, as of May 15, 1997, and as of June 24, 1998 (incorporated herein by reference to such exhibits filed as exhibits to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997).

     10.29 Investment and Stockholders= Agreement, by and among the Company and Odalis Sijin Engel, M.D., dated as of June 16, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.30 Investment and Stockholders= Agreement, by and among the Company and Santiago H. Triana, M.D., dated as of June 23, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.31 Investment and Stockholders= Agreement, by and among the Company and Felix Estrada, M.D., Ian Jeffries, M.B., and Andrew Kairalla, M.D., dated as of June 26, 1998 (incorporated herein by reference to such exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     10.32 Amendment No. 3, dated and effective as of August 15, 1998, to the Employment Agreement by and among SAMA Holdings, Inc. n/k/a Sheridan Healthcare, Inc. , Southeastern Anesthesia Management Associates, Inc. n/k/a Sheridan Healthcorp,Inc. and Mitchell Eisenberg.

     10.33 Amendment No. 3, dated and effective as of August 15, 1998, to the Executive Employment Agreement by and among SAMA Holdings, Inc. n/k/a Sheridan Healthcare, Inc., Southeastern Anesthesia Management Associates, Inc. n/k/a Sheridan Healthcorp, Inc. and Lewis Gold.

     10.34 Amendment No. 2, dated and effective as of August 15, 1998, to the Executive Employment Agreement by and among SAMA Holdings, Inc. n/k/a Sheridan Healthcare, Inc., Southeastern Anesthesia Management Associates, Inc. n/k/a Sheridan Healthcorp, Inc. and Jay A. Martus.

3.  Exhibits (cont'd):

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------

     10.35 Amendment No. 1, dated and effective as of August 15, 1998, to the Executive Employment Agreement by and among Sheridan Healthcare, Inc., Sheridan Healthcorp, Inc. and Michael Schundler.

     10.36 Amendment No. 3, dated and effective as of October 12, 1998, to the Executive Employment Agreement by and among SAMA Holdings, Inc. n/k/a Sheridan Healthcare, Inc., Southeastern Anesthesia Management Associates, Inc. n/k/a Sheridan Healthcorp, Inc. and Jay A. Martus.

     10.37 Amendment No. 1, to the Second Amended and Restated Credit Agreement, by and among NationsBank, N.A., as Agent and Lender, and the Company, as Borrower, dated as of September 23, 1998.

     21.1         Schedule of Subsidiaries.

     23.1         Consent of Independent Certified Public Accountants

      27          Financial Data Schedule.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Sheridan Healthcare, Inc.
                                                          (Registrant)



Date:  March 30, 1999                             By:  /s/  Michael F. Schundler
                                                       -------------------------
                                                       Michael F. Schundler
                                                       Chief Financial Officer
                                                   (principal financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                           Title                     Date

/s/ Mitchell Eisenberg, M.D.      Chairman of the Board,          March 30, 1999
----------------------------      President, Chief Executive
Mitchell Eisenberg, M.D.          Officer (Principal Executive
                                  Officer)


/s/ Lewis D. Gold, M.D.           Executive Vice President,       March 30, 1999
----------------------------      Director
Lewis D. Gold, M.D.

/s/ Henry E. Golembesky, M.D.     Director                        March 30, 1999
-----------------------------
Henry E. Golembesky, M.D.

/s/ Jamie Hopping                 Director                        March 30, 1999
-----------------------------
Jamie Hopping

/s/ Neil A. Natkow, D.O.          Director                        March 30, 1999
-----------------------------
Neil A. Natkow, D.O.

/s/ Michael F. Schundler          Chief Financial Officer         March 30, 1999
-------------------------         (Principal Financial and
Michael F. Schundler               Accounting Officer)